Form 10-Q
period 2022-03-31
Sound Cave Technology Inc.
filed 2022-06-27
CIK 1912540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

March 31, 2022

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (For the transition period from      to      )

Commission File Number: 333-263405

SOUND CAVE TECHNOLOGY INC.
(Exact name of registrant as specified in its charter)

Wyoming	2389	37-2028652
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

43 Cathy Jean Crescent

Toronto, Ontario M9V 4T2

Tel:(417) 322-6228

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) ☐ Yes ☒ No

The number of shares of the Registrant’s common stock, par value $0.0001 per share, outstanding as of June 27, 2022 was 10,000,000.

Item 1.	Financial Statements

Sound Cave Technology Inc.
Balance Sheet (Unaudited)

	March 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$3,125	$768
Total current assets	3,125	768

Total assets	$3,125	$768

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$646	$1,000
Accrued expenses	1,330	2,500
Due to related party	11,320	2,000
Total current liabilities	13,296	5,500

Total liabilities	$13,296	$5,500

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding as on March 31, 2022 and December 31, 2021, respectively.	$-	$-
Common stock: $0.0001 par value, 250,000,000 shares authorized, 10,000,000 shares issued and outstanding as on March 31, 2022 and December 31, 2021, respectively.	1,000	1,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(20,171)	(14,732)
Total stockholders’ deficit	$(10,171)	$(4,732)

Total liabilities and stockholders' deficit	$3,125	$768

The accompanying notes are an integral part of these financial statements.

Sound Cave Technology Inc.
Statement of Operations (Unaudited)

For the three months ended March 31, 2022

REVENUE	$-
OPERATING EXPENSES:
Electronic components and fabric	137
General and administration expenses	598
Professional fees	4,704
Total operating expenses	$5,439

Net loss before taxes	$(5,439)
Income tax	-
Net loss	$(5,439)

Net loss per common share - basic and diluted	$(0.00)
Weighted average number of shares of common stock outstanding - basic and diluted	10,000,000

The accompanying notes are an integral part of these financial statements.

Sound Cave Technology Inc.
Statement of Stockholders’ Deficit (Unaudited)

	Common stock		Additional paid-in capital $	Share subscriptions received $	Deficit $	Total stockholders’ deficit $
	Number of shares	Amount $

Balance, December 31, 2021	10,000,000	1,000	9,000	-	(14,732)	(4,732)

Share subscriptions received	-	-	-	-	-	-

Net loss for the period	-	-	-	-	(5,439)	(5,439)

Balance, March 31, 2022	1,000,000	1,000	9,000		(20,171)	(10,171)

The accompanying notes are an integral part of these financial statements.

Sound Cave Technology Inc.
Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2022
Cash Flows from Operating Activities:
Net loss	$(5,439)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
(Decrease) in accrued expenses	(1,170)
(Decrease) in accounts payable	(354)
Net cash used in operating activities	$(6,963)

Cash Flows from Financing Activities:
Proceeds from related party debt	9,320
Net cash provided by financing activities	$9,320

Net increase (decrease) in cash, cash equivalents and restricted cash	2,357
Cash, cash equivalents and restricted cash at beginning of the period	768
Cash, cash equivalents and restricted cash at end of the period	$3,125

Supplemental Cash Flow Information:
Cash paid for interest	$-
Cash paid for income taxes	$-

The accompanying notes are an integral part of these financial statements.

SOUND CAVE TECHNOLOGY INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Sound Cave Technology Inc. (“the Company”) was incorporated on May 19, 2021, in the State of Wyoming. The Company is in the wearable tech business designing and manufacturing a hoodie with embedded sound.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a development-stage company, the Company had no revenues and incurred losses as of March 31, 2022. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three months ended March 31, 2022.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $3,125 and $768 of cash as of March 31, 2022 and December 31, 2021, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred income tax assets to the amount that is believed more likely than not to be realized.

Revenue Recognition

The Company will recognize revenue in accordance with ASC topic 606 “Revenue Recognition”. The Company recognizes revenue when products are fully delivered, or services have been provided and collection is reasonably assured.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

AS topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash approximates its fair value due to its short-term maturity.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Comprehensive Income

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at March 31, 2022, the Company had no items that affected comprehensive loss.

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies and management has adopted ASC 830, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the statement of operations.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

As at March 31, 2022 and December 31, 2021, the Company owed $11,320 and $2,000 respectively to Christopher Campbell, president and director of the Company, which is unsecured, non-interest bearing, and due on demand.

NOTE 5 – STOCKHOLDERS’ EQUITY

Capital Stock

As of March 31, 2022 and December 31, 2021, the Company’s authorized stock consists of 250,000,000 shares of common stock at a par value of $0.0001 per share and 100,000,000 shares of preferred stock at a par value of $0.0001 per share, respectively.

Preferred Stock

As of March 31, 2022 and December 31, 2021, the Company has no shares of preferred stock issued and outstanding, respectively.

Common Stock

On May 19, 2021, the company issued a total of 10,000,000 common shares to its founder and director, Christopher Campbell for services provided to the Company, valued at a price of $0.001 per share.

As of March 31, 2022 and December 31, 2021, the Company has 10,000,000 shares of common stock issued and outstanding, respectively.

NOTE 6 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2022 through the date of filing this report. Our Registration Statement on Form S-1 was declared effective on May 13, 2022. The Company does not have any additional subsequent event requiring recording or disclosure in the financial statements for the three months ended March 31, 2022.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Liquidity and Capital Resources

As of March 31, 2022, we had a cash balance and total assets of $3,125 compared to cash and total assets of $768 as at December 31, 2021. The increase in cash and total assets was due to an increase in activity and an increase in shareholder loan from the President and Director.  As at March 31, 2022, and December 31, 2021 we had total liabilities of $13,296 and $5,500 respectively.  The increase in liabilities was due to an increase in the amount owed to our President and Director of $9,320 for payment of operating expenses and accrued expenses of $1,330 for professional fees related to our quarterly audit review.

Our working capital deficit was $10,171 as at March 31, 2022 compared to $4,732 as at December 31, 2021.  The increase in the working capital deficit was due to the use of cash for our operating activities.

Results of Operations

During the three months ended March 31, 2022, we incurred $5,439 of operating expenditures comprised of electronic components and fabric, general and administrative expenses and professional fees.

Cash Flows

During the three months ended March 31, 2022, we used $8,293 of cash for operating activities including professional fees and general and administrative expenses.

During the three month period ended March 31, 2022, the Company received proceeds of $9,320 from our President and Director for payment of operating expenses.

We did not have any investing activities during the three months ended March 31, 2022.

Trends

There is no assurance that we will be able to generate cash flows from our operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Inflation

The effect of inflation on our revenues and operating results has not been significant.

Critical Accounting Policies

Our financial statements are presented in United States dollars and are prepared using the accrual method of accounting, which conforms to US GAAP.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

The financial statements as of and for the three months ended March 31, 2022 included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, has a working capital deficit of $10,171 and has an accumulated deficit of $20,171. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. We are required to make judgments and estimates about the effect of matters that are inherently uncertain. Although, we believe our judgments and estimates are appropriate, actual future results may be different; if different assumptions or conditions were to prevail, the results could be materially different from our reported results.

Recent Accounting Pronouncements

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our financial position, future operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

None

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were effective as of March 31, 2022.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended March 31, 2022.  TR Chadha & Co LLP, our independent auditors, were not required and have not performed an assessment of our internal controls over financial reporting for effectiveness.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to other information set forth in this report, you should carefully consider the risk factors described in our Registration Statement on Form S-1, which was declared effective on May 13, 2022.  Those factors could materially affect our business, financial condition or future results. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a materially adverse effect on our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures
Not applicable.
Item 5.	Other Information

None.

Item 6.	Exhibits

No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUND CAVE TECHNOLOGY INC.

Date: June 27, 2022	By:	/s/ Christopher Campbell
Christopher Campbell - Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

