Form 10-Q
period 2022-06-30
Sound Cave Technology Inc.
filed 2022-08-15
CIK 1912540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

June 30, 2022

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

Tel: (417) 322-6228

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

The number of shares of the Registrant’s common stock, par value $0.0001 per share, outstanding as of August 15, 2022 was 10,000,000.

Item 1. Financial Statements

Sound Cave Technology Inc.

Balance Sheet

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,230	$768
Total current assets	3,230	768

Total assets	$3,230	$768

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,839	$1,000
Accrued expenses	2,330	2,500
Due to related party	13,986	2,000
Total current liabilities	18,155	5,500

Total liabilities	$18,155	$5,500

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding as on June 30, 2022 and December 31, 2021, respectively.	$-	$-
Common stock: $0.0001 par value, 250,000,000 shares authorized, 10,000,000 shares issued and outstanding as on June 30, 2022 and December 31, 2021, respectively.	1,000	1,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(24,925)	(14,732)
Total stockholders’ deficit	$(14,925)	$(4,732)

Total liabilities and stockholders’ deficit	$3,230	$768

The accompanying notes are an integral part of these financial statements.

Sound Cave Technology Inc.

 Statement of Operations (Unaudited)

	For the three months ended June 30, 2022	From May 19, 2021 (Inception) to June 30, 2021	For the six months ended June 30, 2022

REVENUE	$-	$-	$-
OPERATING EXPENSES:
Electronic components and fabric	-	-	137
General and administration expenses	65	139	663
Professional fees	4,689	-	9,393
Stock based compensation	-	10,000	-
Total operating expenses	$4,754	$10,139	$10,193

Net loss before taxes	$(4,754)	$(10,139)	$(10,193)
Income tax	-	-	-
Net loss	$(4,754)	$(10,139)	$(10,193)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares of common stock outstanding - basic and diluted	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

Sound Cave Technology Inc.

Statement of Stockholders’ Deficit (Unaudited)

	Common stock		Additional paid-in	Share subscriptions		Total stockholders’
	Number of shares	Amount $	capital $	received $	Deficit $	deficit $

Balance at inception May 19, 2021	-	-	-	-	-	-

Stock issued for services	10,000,000	1,000	9,000	-	-	10,000

Net loss for the period	-	-	-	-	(10,139)	(10,139)

Balance, June 30, 2021	10,000,000	1,000	9,000	-	(10,139)	(139)

Balance, December 31, 2021	10,000,000	1,000	9,000	-	(14,732)	(4,732)

Share subscriptions received	-	-	-	-	-	-
.
Net loss for the period	-	-	-	-	(5,439)	(5,439)

Balance, March 31, 2022	10,000,000	1,000	9,000	-	(20,171)	(10,171)

Share subscriptions received	-	-	-	-	-	-

Net loss for the period	-	-	-	-	(4,754)	(4,754)

Balance, June 30, 2022	10,000,000	1,000	9,000	-	(24,925)	(14,925)

The accompanying notes are an integral part of these financial statements.

Sound Cave Technology Inc.

Statement of Cash Flows (Unaudited)

	For the six months ended June 30, 2022	From May 19, 2021 (Inception) to June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(10,193)	$(10,139)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
(Decrease) in accrued expenses	(170)	127
(Decrease) in accounts payable	839	-
Net cash used in operating activities	$(9,524)	$(10,012)

Cash Flows from Financing Activities:
Proceeds from related party debt	11,986	2,000
Net cash provided by financing activities	$11,986	$2,000

Cash Flows from Investing Activities:
Increase in additional paid in capital	-	10,000
Net cash provided by Investing activities	$-	$10,000

Net increase (decrease) in cash, cash equivalents and restricted cash	2,462	1,988
Cash, cash equivalents and restricted cash at beginning of the period	768	-
Cash, cash equivalents and restricted cash at end of the period	$3,230	$1,988

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

SOUND CAVE TECHNOLOGY INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2022

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Sound Cave Technology Inc. (“the Company”) was incorporated on May 19, 2021, in the State of Wyoming. The Company is in the wearable tech business designing and manufacturing a hoodie with embedded sound.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a development-stage company, the Company had no revenues and incurred losses as of June 30, 2022. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the six months ended June 30, 2022.

Cash and Cash Equivalents

 The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $3,230 and $768 of cash as of June 30, 2022 and December 31, 2021, respectively.

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

Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2022, director of the company contributed $9,320 towards operating expenses.

During the three months ended June 30, 2022, director of the company contributed $2,666 towards operating expenses.

As at June 30, 2022 and December 31, 2021, the Company owed $13,986 and $2,000 respectively to Christopher Campbell, founder and director of the Company, which is unsecured, non-interest bearing, and due on demand.

NOTE 5 – STOCKHOLDERS’ EQUITY

Capital Stock

As of June 30, 2022 and December 31, 2021, the Company’s authorized stock consists of 250,000,000 shares of common stock at a par value of $0.0001 per share and 100,000,000 shares of preferred stock at a par value of $0.0001 per share, respectively.

Preferred Stock

As of June 30, 2022 and December 31, 2021, the Company has no shares of preferred stock issued and outstanding, respectively.

Common Stock

On May 19, 2021, the company issued a total of 10,000,000 common shares to its founder and director, Christopher Campbell for services provided to the Company, valued at a price of $0.001 per share.

As of June 30, 2022 and December 31, 2021, the Company has 10,000,000 shares of common stock issued and outstanding, respectively.

NOTE 6 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2022 through the date of filing this report. Our Registration Statement on Form S-1 was declared effective on May 13, 2022. The Company does not have any additional subsequent event requiring recording or disclosure in the financial statements for the three months ended June 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Liquidity and Capital Resources

As of June 30, 2022, we had a cash balance and total assets of $3,230 compared to cash and total assets of $768 as at December 31, 2021. The increase in cash and total assets was due to an increase in activity and an increase in shareholder loan from the President and Director. As at June 30, 2022, and December 31, 2021 we had total liabilities of $18,155 and $5,500 respectively. The increase in liabilities was due to an increase in the amount owed to our President and Director of $2,666 for payment of operating expenses and accrued expenses of $2,330 for professional fees related to our quarterly financials and review.

Our working capital deficit was $14,925 as at June 30, 2022 compared to $4,732 as at December 31, 2021. The increase in the working capital deficit was due to the use of cash for our operating activities.

Results of Operations

During the three months ended June 30, 2022, we incurred $5,439 of operating expenditures comprised of general and administrative expenses and professional fees compared to $10,193 for electronic components and fabric, general and administrative expenses and professional fees during the six months ended June 30, 2022.

Cash Flows

During the six months ended June 30, 2022, we used $9,524 of cash for operating activities including prototype development, professional fees and general and administrative expenses.

During the six month period ended June 30, 2022, the Company received proceeds of $11,986 from our President and Director for payment of operating expenses.

We did not have any investing activities during the six months ended June 30, 2022.

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

The financial statements as of and for the three months ended June 30, 2022 included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, has a working capital deficit of $14,925 and has an accumulated deficit of $24,925. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were effective as of June 30, 2022.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended June 30, 2022. TR Chadha & Co LLP, our independent auditors, were not required and have not performed an assessment of our internal controls over financial reporting for effectiveness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUND CAVE TECHNOLOGY INC.

Date: August 15, 2022	By:	/s/ Christopher Campbell
Christopher Campbell - Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

