Form 10-Q
period 2022-09-30
Sound Cave Technology Inc.
filed 2024-09-06
CIK 1912540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the Registrant’s common stock, par value $0.0001 per share, outstanding as of August 28, 2024 was 10,000,000.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim financial statements of Sound Cave Technology Inc. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

Sound Cave Technology Inc.
Balance Sheet (Unaudited)

	September 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$6,562	$768
Total current assets	6,562	768

Total assets	$6,562	$768

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,000	$1,000
Accrued expenses	-	2,500
Due to related party	13,207	2,000
Total current liabilities	15,207	5,500

Total liabilities	$15,207	$5,500

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.0001 par value, 100,000,000 shares authorized, none, issued and outstanding as on September 30, 2022, and December 31, 2021, respectively.	$-	$-
Common stock: $0.0001 par value, 250,000,000 shares authorized, 10,000,000 shares issued and outstanding as on September 30, 2022, and December 31, 2021, respectively.	1,000	1,000
Additional paid-in capital	9,000	9,000
Share subscription received	6,800	-
Accumulated other comprehensive loss	(200)	-
Accumulated deficit	(25,245)	(14,732)
Total stockholders’ deficit	$(8,645)	$(4,732)

Total liabilities and stockholders’ deficit	$6,562	$768

The accompanying notes are an integral part of these financial statements.

Sound Cave Technology Inc.
Statement of Operations (Unaudited)

	For the three months ended September 30, 2022	For the three months ended September 30, 2021	For the nine months ended September 30, 2022	From May 19, 2021(Inception) to September 30, 2021

REVENUE	$-	$-	$-	$-
OPERATING EXPENSES:
Electronic components and fabric	-	-	137	-
General and administration expenses	320	1,060	983	1,199
Professional fees	-	-	9,393	-
Stock based compensation	-	-	-	10,000
Total operating expenses	$320	$1,060	$10,513	$11,199

Net loss before taxes	$(320)	$(1,060)	$(10,513)	$(11,199)
Income tax	-	-	-	-
Net loss	$(320)	$(1,060)	$(10,513)	$(11,199)

Other comprehensive loss
Foreign currency translation adjustment	$(200)	$-	$(200)	$-
Comprehensive loss	$(520)	$(1,060)	$(10,713)	$(11,199)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares of common stock outstanding - basic and diluted	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

Sound Cave Technology Inc.
Statement of Stockholders’ Deficit (Unaudited)
For the three and nine months ended September 30, 2022 and 2021

	Common Stock		Additional Paid-In	Share subscriptions	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount $	Capital $	received $	Deficit $	Loss	Deficit $
Balance at inception at May 19, 2021	-	-	-	-	-		-
Stock issued for services	10,000,000	$1,000	$9,000	$-	$-	$	$10,000
Net loss	-	$-	$-	$-	$(10,139)	$	$(10,139)
Balance at June 30, 2021	10,000,000	1,000	9,000	-	(10,139)		(139)
Net loss	-	-	-	-	(1,060)		(1,060)
Balance at September 30, 2021	10,000,000	$1,000	$9,000	$-	$(11,199)	$	$(1,199)

Balance at December 31, 2021	10,000,000	$1,000	$9,000	$-	$(14,732)	$	$(4,732)
Net loss	-	-	-	-	(5,439)		(5,439)
Balance at March 31, 2022	10,000,000	$1,000	$9,000	$-	$(20,171)	$	$(10,171)
Net loss	-	-	-	-	(4,754)		(4,754)
Balance at June 30, 2022	10,000,000	$1,000	$9,000	$-	$(24,925)	$	$(14,925)
Share application money	-	-	-	6,800	-		6,800
Foreign currency translation adjustment					-	(200)	(200)
Net loss	-	-	-	-	(320)		(320)
Balance at September 30, 2022	10,000,000	$1,000	$9,000	$6,800	$(25,245)	$(200)	$(8,645)

The accompanying notes are an integral part of these financial statements.

Sound Cave Technology Inc.
Statement of Cash Flows (Unaudited)

	For the nine months ended September 30, 2022	From May 19, 2021(Inception) to September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(10,513)	$(11,199)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
(Decrease) in accrued expenses	(2,500)	-
Share based compensation expenses	-	10,000
Increase in accounts payable	1,000	-
Net cash used in operating activities	$(12,013)	$(1,199)

Cash Flows from Financing Activities:
Proceeds from related party debt	12,825	2,000
Repayment of related party debt	(1,618)	-
Increase in share application money	6,800	-
Net cash provided by financing activities	$18,007	$2,000

Cash Flows from Investing Activities:

Net cash provided by Investing activities	$-	$-

Net increase (decrease) in cash, cash equivalents and restricted cash	5,994	801
Effects of currency translation on cash	(200)	-
Cash, cash equivalents and restricted cash at beginning of the period	768	-
Cash, cash equivalents and restricted cash at end of the period	$6,562	$801

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Share issue for services	-	10,000

The accompanying notes are an integral part of these financial statements.

SOUND CAVE TECHNOLOGY INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Sound Cave Technology Inc. (“the Company”) was incorporated on May 19, 2021, in the State of Wyoming. The Company is in the wearable tech business designing and manufacturing a hoodie with embedded sound.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a development-stage company, the Company had no revenues and incurred losses as of September 30, 2022. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the nine months ended September 30, 2022.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $6,562 and $768 of cash as of September 30, 2022, and December 31, 2021, respectively.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

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

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets.

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

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average. Number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of September 30, 2022, there were no differences between our comprehensive loss and net loss.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2022, the Director of the Company contributed $9,320 towards operating expenses.

During the three months ended June 30, 2022, the Director of the Company contributed $2,666 towards operating expenses.

During the three months ended September 30, 2022, the Director of the Company contributed $839 towards operating expenses and $1,618 repaid to the related party Director

As at September 30, 2022 and December 31, 2021, the Company owed $13,207 and $2,000 respectively to Christopher Campbell, founder and director of the Company, which is unsecured, non-interest bearing, and due on demand.

NOTE 5 – STOCKHOLDERS’ EQUITY

Capital Stock

As of September 30, 2022, and December 31, 2021, the Company’s authorized stock consists of 250,000,000 shares of common stock at a par value of $0.0001 per share and 100,000,000 shares of preferred stock at a par value of $0.0001 per share, respectively.

Preferred Stock

As of September 30, 2022, and December 31, 2021, the Company has no shares of preferred stock issued and outstanding, respectively.

Common Stock

On May 19, 2021, the Company issued a total of 10,000,000 common shares to its founder and Director, Christopher Campbell for services provided to the Company, valued at a price of $0.001 per share.

As of September 30, 2022, and December 31, 2021, the Company has 10,000,000 shares of common stock issued and outstanding, respectively.

During the three months ended September 30, 2022, the Company received share application money of $6,800 from two prospective investors.

NOTE 6 – SUBSEQUENT EVENTS

The Company evaluated and herewith reporting all events or transactions that occurred after September 30, 2022, through the date of filing this report.

On January 18, 2023, the Company repaid the Director $1,600 against his related party outstanding.

During January 2023, received $4,100 towards subscription money from a prospective investor.

During February 2023, received $1,600 towards subscription money from a prospective investor.

On May 31, 2023, the Company received $100 towards operating expenses from the Director of the Company

During August 2024, Director of the Company Christoper Campbell provided working capital of $16,375 towards the operating expenses towards audit fees, bookkeeping and consulting charges.

The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements other then the one disclosed above for the nine months ended September 30, 2022.

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

Liquidity and Capital Resources

As of September 30, 2022, we had a cash balance and total assets of $6,562 compared to cash and total assets of $768 as at December 31, 2021. The increase in cash and total assets was due to an increase in activity and an increase in shareholder loan from the President and Director.  As at September 30, 2022, and December 31, 2021 we had total liabilities of $15,207 and $5,500 respectively.  The increase in liabilities was due to an increase in the amount owed to our President and Director of $2,000 for payment of operating expenses and related party receipt for managing the working capital expenses

Our working capital deficit was $8,645 as at September 30, 2022 compared to $4,732 as at December 31, 2021. The increase in the working capital deficit was due to the use of cash for our operating activities.

Results of Operations

During the three months ended September 30, 2022, we incurred $320 of operating expenditures comprised of general and administrative expenses. During the three month ended September 30, 2021, we incurred $1,060 of operating expenditures comprised of general and administrative expenses.

During the nine months ended September 30, 2022, we incurred $10,513 of operating expenditures comprised of electronic components and fabric $137, general and administrative expenses $983 and professional fees of $9,393. During the period from May 19, 2021 (inception) to September 30, 2021, we incurred $11,199 of operating expenditures comprised of general and administrative expenses $1,199 and $10,000 towards stock based compensation.

Cash Flows

During the nine months ended September 30, 2022, we used $12,013 of cash for operating activities including prototype development, professional fees and general and administrative expenses. For the nine months ended September 30, 2021 we used $1,199

During the nine months ended September 30, 2022, the Company received proceeds of $12,825 and paid $1,618 to our President and Director for payment of operating expenses. During the nine months ended September 30, 2021, the Company received proceeds of $2,000 from our Director of the company towards operating expenses

During the nine months ended September 30, 2022 we received $6,800 in share application money.

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

The financial statements as of and for the nine months ended September 30, 2022 included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, has a working capital deficit of $10,775 and has an accumulated deficit of $27,575. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were effective as of September 30, 2022.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended September 30, 2022. Michael Gillespie & Associates, PLLC, our independent auditors, were not required and have not performed an assessment of our internal controls over financial reporting for effectiveness.

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

SOUND CAVE TECHNOLOGY INC.

Date: FILING DATE	By:	/s/ Christopher Campbell
Christopher Campbell - Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

