Form 10-K
period 2022-12-31
Sound Cave Technology Inc.
filed 2024-10-03
CIK 1912540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-K

_________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common stock, par value of $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes   ☒   No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $0.00.

As of October 3, 2024 the Registrant had 10,000,000 shares of Common Stock issued and outstanding.

FORWARD LOOKING STATEMENTS

Some discussions in this Annual Report on Form 10-K contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties and relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K. Forward-looking statements are often identified by words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “plans,” “seek” and similar expressions or words which, by their nature, refer to future events. In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” below that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section as well as those discussed elsewhere in this Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

As used in this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars and, unless otherwise indicated, references to “we,” “our,” “us,” the “Company,” or “Sound Cave” refer to Sound Cave Technology Inc., a Wyoming corporation.

i

PART I

ITEM 1. BUSINESS.

Corporate History

Sound Cave Technology Inc. was incorporated on May 19, 2021 under the laws of the State of Wyoming. The Company is in the wearable tech business designing and manufacturing a hoodie with embedded sound.

We were formed to design, develop and manufacture textile that incorporates an electronic device combination. Our focus is based upon taking the market accepted hoodie and embedding blue tooth speakers in the hood. The hoodie seems to be one of the only textile products today that is unisex and is ageless.

We are in the development stage and have not realized any revenues from our operations. Christopher Campbell has served as our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer since our inception. Our board of director is comprised of one person: Christopher Campbell. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we have not made any significant purchase or sale of assets. We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, since we have a specific business plan or purpose. We have not had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

From inception until the date of this Report, we have had limited operating activities. We have not yet commenced operations, and we have primarily undertaken only organizational activities including the incorporation of our company, development of our business plan, and opening a bank account. During the year ended December 31, 2022, the Company received $6,800 of share subscriptions relating to a private placement of common shares at $0.05 per share. On May 19, 2021, the company issued a total of 10,000,000 common shares to its founder and director, Christopher Campbell for services provided to the Company, valued at a price of $0.001 per share.

We are a development stage company which is in the business of smart textiles. We were formed to design, develop and manufacture textile that incorporates an electronic device combination.  Our focus is based upon taking the market accepted hoodie and embedding blue tooth speakers in the hood.  The hoodie seems to be one of the only textile products today that is unisex and is ageless.  We have created the next generation with the Sound Cave hoodie.  Built in speakers that attach to any current blue tooth mobile device, the Sound Cave Hoodie with speakers in the hood will have Bluetooth connectively, an ability to answer calls, have music pause and un-pause feature, the ability to shut down when the hoodie is inactive, wireless recharging capability, and multi-user connection.  The electronic devices embedded in the hoodie will be waterproof and capable of being put through a washer and drier.

To implement our business plan, we require a minimum funding of $380,000 over the next twelve months to pay for product development, marketing and manufacturing. After twelve months period, we may need additional financing. If we do not generate any revenue, we may need a minimum of $16,000 of additional funding to pay for legal and accounting fees, and for costs associated with being a “reporting issuer” under the Securities Exchange Act of 1934, as amended SEC filing requirements. Our officer and director, has agreed to loan the company funds, however, he has no firm commitment, arrangement or legal obligation to advance or loan funds to the company and there is also no guarantee that he will continue to loan the funds to the company in the future as well. We have no revenues and have incurred losses since inception.

Our operations to date have been devoted primarily to startup and development activities, which include: (i) formation of the Company; (ii) development of our business plan; (iii) opening a bank account.

Our products and products description

Our Sound Cave hoodie is the combination of many elements that create an all-around great hoodie.  From taking calls, playing music to even being all washable, this product has made it possible to have your favorite hoodie and earbuds in one without the fear of damaging the product in the washer. A hoodie is a sweatshirt or a fleece jacket with a hood. It is extremely popular with the youth nowadays because of its versatility and ease of use. Worn by both men and women, a hoodie is very comfortable and stylish at the same time. It is a very popular choice among the various winter wear as it is very easy to wash and care for.

The price range of hoodies ranges dramatically based upon material (weight), single or multi-layers, size, color, and brand.  Branded products such as Nike place their suggested retail price high and discount heavily to encourage consumer interest.  Cotton, wool, and other natural fibers are great for hoodies as well as some synthetic fibers like fleece.  Some fabric names are drug rug, Baja, Mexican, jerga, and others.  However, 100% natural fibers are best for warmth, comfort, and health.  Sound Cave will produce a mid-quality 8 to 10 oz cotton (90% or more)/synthetic polyester / fleece (10% or less) blend as our principal go-to basic material.  It has a 141 color pallet and this fabric is good to the environment.

Current market trend

A Stanford Business Article titled “Five Key Trends That Are Driving the Business of Sports” explains that the data are changing the way the game is played, shifting emphasis from how many total points a player scores to measures of player efficiency. “It has been hard, historically, to quantify defense,” said Brian Kopp, senior vice president of STATS, the company that developed SportVU player tracking. “Now we have four camera views helping you do that.” In addition, the data have influenced the types of shots players take on the court. All sports are at that point where, like in a lot of businesses, they’re using a lot of (data) to make better decisions.

Marketing

Once we are able to raise sufficient funding, we intend to use social media marketing and social influencer campaigns to market our products. Our initial target market will be young adults aged 18-35 in North America. The interest "Hoodie” has 103,317,850 audiences in Facebook. People in United States have the highest passion for "Hoodie". Among these audiences, men accounted for 48.1%, women accounted for 51.9%. The major age of Hoodie audiences is 18-24, and they accounted for 34.29%.The majority of people interested in "Hoodie" between 18-24, and they accounted for 34.29%. And other age groups like 25-34 accounted for 32.56%. The people interested in "Hoodie" between 35-44 accounted for 16.09%  The majority of our target market are people who have a College degree.

Competition

The clothing market is fraught with competition and large, sometimes multinational brand names from The North Face to Louis Vuitton are vying for a piece of the market.  The boundaries between athleisure and sportswear and casual wear will continue to blur.  Smart technology is entering into the mix, and the competition will intensify. Leading key players in the Hoodies market are: Nike, UA, Prada, Adidas, Pierre Cardin, Chanel, PUMA, Burberry, Louis Vuitton, Zara, The North Face, Gildan, Lining, Hollister, Champion, Patagonia, The North Face, Champion, H&M, Asics, ralph Lauren, 361, Hanes, Fox, Uniqlo, Forever 21, Salomon, and Lululemon.

Increased demand for product that our customer can sleep, lounge, work out in, and spend the whole day in has led us to introduce new concepts.  Sound Cave recognizes that athleisure is more than just a trend, it is a lifestyle.  The company is focused on entering this competitive market with innovative products with sustainable materials with conscious manufacturing.

Insurance

We do not maintain any insurance as of the date of this prospectus.

Employees

We are a development stage company and currently have no employees. Our sole officer and director manages the day-to-day operations of the Company.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies in any jurisdiction which we would conduct activities in the future. As of now there are no required government approvals present that we need approval from or any existing government regulation on our business.

Patents, trademarks and copyrights

We do not own, either legally or beneficially, any patents or trademarks.

Bankruptcy or similar proceedings

There has been no bankruptcy, receivership or similar proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company and not required to include this disclosure in our Form 10-K annual report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

Our executive offices are located at 43 Cathy Jean Crescent, Toronto, Ontario, Canada M9V 4T2. Our telephone number is (417) 322-6228.  We currently use space in our sole officer and director’s home and we believe this space is sufficient to meet our needs for the foreseeable future. We do not currently own any real estate.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any legal proceeding as of the date of this Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of the date of this Report, there is no public trading market for our common stock and no assurance that a trading market for our securities will ever develop or, if any market does develop, it may not be sustained. Our common stock is not traded on any exchange or on the over-the-counter market.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide this information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Accounting and audit plan

Our independent auditor and our accountant are expected to charge us approximately $11,000 to review our quarterly financial statements and approximately $5,000 to audit our annual financial statements. In the next twelve months after completion of this offering, we anticipate spending approximately $16,000 to pay for our accounting and audit requirements.

Limited operating history

There is no historical financial information about us upon which to base an evaluation of our performance. We are in startup stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Need for additional capital

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Off balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Results of operations

During the year ended December 31 2022, we incurred $15,548 of operating expenditures comprised of electric components and fabric, general administration expenses, and professional fees compared to $14,732 for the year ended December 31, 2021 for general administration expenses, professional fees and stock based compensation. The increase in operating expenses is due to increase in operating activity during the current period, including professional. Our accumulated deficit is $30,280 and we have not earned any revenues since our inception.

During the year ended December 31, 2022, the Company received $6,800 of share subscriptions relating to a private placement of common shares at $0.05 per share. On May 19, 2021, the company issued a total of 10,000,000 common shares to its founder and director, Christopher Campbell for services provided to the Company, valued at a price of $0.001 per share.

Liquidity and Capital Resources

As of  December 31, 2022, the Company had a cash balance and total assets of $256 compared to cash and total assets of $768 as at December 31, 2021. The decrease in cash and total assets was due to the proceeds received from the share subscriptions being used to pay day-to-day operating costs.  As at December 31, 2022 and 2021, we had total liabilities of $13,957 and $5,500 respectively. Our working capital deficit was $31,701 as at December 31, 2022 compared to $4,732 as at December 31, 2021.

The available capital reserves of the company are not sufficient for the company to remain operational. As of December 31, 2022 and 2021, our officer and director, who is currently our sole shareholder, is owed $12,957 and $2,000, respectively, for paying expenses related to our operations since our inception. The amount owing is unsecured, bears no interest, and is payable on demand.

We are highly dependent upon the success of the private offerings of equity or debt securities, as described herein.  Therefore, the failure thereof would result in the need to seek capital from other resources such as taking loans, which would likely not even be possible for the company. At such time these funds are required, management would evaluate the terms of such debt financing. If the company cannot raise additional proceeds via a private placement of its equity or debt securities, or secure a loan, the company would be required to cease business operations. As a result, investors would lose all of their investment.

Cash Flows

During the year ended December 31, 2022, we used $18,048 of cash for operating activities compared to the use of $1,232 for operating activities during the year ended December 31, 2021.  The increase in the use of cash for operating activities was due to an increase in activity and paying for professional fees.

During the year ended December 31, 2022, the Company received $6,800 of share subscriptions relating to a private placement of common shares at $0.05 per share.

During the years ended December 31, 2022 and 2021, we did not have any investing activities.

Going concern consideration

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an ongoing business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. Our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. The amount of the offering will likely allow us to operate for at least one year and have the capital resources required to cover the material costs with becoming a publicly reporting. The company anticipates over the next 12 months the cost of being a reporting public company including legal and accounting fees will be approximately $16,000.

Summary of significant accounting policies

Basis of presentation

The financial statements of the company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company's fiscal year end is June 30.

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

A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the company will not realize tax assets through future operations.

Use of estimates

Management uses estimates and assumption in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Fair value of financial instruments

ASC 820, “Disclosures About Fair Value of Financial Instruments”, requires the company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The company’s financial instruments consist primarily of cash, accounts payable and accrued liabilities, amounts due to a related party, and loans payable.

Per share information

The Company computes net loss per share accordance with ASC 205 “Earnings per Share”. ASC 205 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is antidilutive.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information required by this Item are set forth immediately following the signature page and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2022 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of our sole executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Our management concluded, as of December 31, 2022, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of December 31, 2022, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

i)

Lack of Formal Policies and Procedures. The Company utilizes a third-party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in the day-to-day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

ii)

Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process. The Company also does not have a formal financial reporting process which has resulted in the Company being delinquent in its SEC filings on a quarterly and annual basis.

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Michael Gillespie & Associates, PLLC, our independent auditors for fiscal 2022, have not and were not required to conduct an evaluation of the effectiveness of our internal controls over financial reporting for the year ended December 31, 2022. T R Chadha & Co LLP, our independent auditors for fiscal 2021, have not and were not required to conduct an evaluation of the effectiveness of our internal controls over financial reporting for the year ended December 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION

None.

PART III

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers. Each director of the Company serves for a term of one year and until his successor is elected and qualified at the next Annual Shareholders’ Meeting, or until his earlier death, resignation or removal. Each officer of the Company serves for a term of one year and until his successor is elected and qualified, or until his earlier death, resignation or removal.

Name	Age	Position	Date Appointed
Christopher Campbell	44	President, CEO, CFO, Secretary and Director	May 19, 2021

Identification of Certain Significant Employees

We currently have no employees.

Family Relationships

As we only have one officer and director, there are no family relationships.

Involvement in Certain Legal Proceedings

During the past ten years, no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	Engaging in any type of business practice; or

(ii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

9

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)	Any Federal or State securities or commodities law or regulation; or

(ii)

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the compensation paid to the Company’s executive officers for the past 2 years.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mr. Christopher Campbell, President, CFO Secretary, Treasurer and Director (1)	2022	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-

(1)	Mr. Christopher Campbell was appointed as President, CEO, CFO, Secretary, Treasurer and Director on May 19, 2021.

Narrative Disclosure to Summary Compensation Table

There are no current employment agreements between the Company and Mr. Oei. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers. There are no other stock option plans, retirement, pension, or profit-sharing plans for the benefit of our officers and directors other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers.

Audit committee and conflicts of interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The board of directors has not established an audit committee and does not have an audit committee financial expert, nor has the board established a nominating committee. The board is of the opinion that such committees are not necessary since the company is an early development stage company and has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

Compensation of Directors

None.

Security Holders Recommendations to Board of Directors

Shareholders can direct communications to our Chief Executive Officer, Mr. Christopher Campbell, at our executive offices. However, while we appreciate all comments from shareholders, we may not be able to individually respond to all communications. We attempt to address shareholder questions and concerns in our press releases and documents filed with the SEC so that all shareholders have access to information about us at the same time. Mr. Oei collects and evaluates all shareholder communications. All communications addressed to our directors and executive officers will be reviewed by those parties unless the communication is clearly frivolous.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of the date of this Prospectus by: (i) each of our directors; (ii) each of our executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our issued and outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

As of the date of this filing, there are 10,000,000 common shares issued and outstanding.

Name and Address of Beneficial Owner	Title of Class	Amount &Nature of Beneficial Ownership (1)	Percent of Class (%) (2)
Mr. Christopher Campbell (3) 43 Cathy Jean Crescent Toronto, Ontario M9V 4T2	Common	10,000,000	100%
All Officers and Directors as a Group	Common	10,000,000	100%

(1)

The number and percentage of shares beneficially owned is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown that are beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 10,000,000 common shares issued and outstanding, 0 shares issuable upon the exercise of stock purchase options within 60 days.

(3)	Mr. Christopher Campbell is the current President, CEO, Treasurer, Secretary and a Director of the Company. His beneficial ownership includes 10,000,000 common shares.

Changes in Control

There are no present arrangements or pledges of the Company’s securities, which may result in a change in control of the Company.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 19, 2021, the Company issued a total of 10,000,000 common shares to its founder and Director, Christopher Campbell for services provided to the Company, valued at a price of $0.001 per share. During 2021, our officer and director, who is currently our shareholder, advanced the company $2,000 to pay expenses. During 2022, our officer and director advanced the Company $12,957 to pay expenses. Our officer and director Christopher Campbell is our promoter.

COMMISSION POSITION ON

INDEMNIFICATION FOR SECURITIES ACT LIABILITIES

Our Articles of Incorporation and Wyoming law provide that none of our officers or directors will be personally liable to the Company or its stockholders for any damages as a result of any act or failure to act in his or her capacity as an officer or director unless it is proven that:

The officer’s or director’s act or failure to act constituted a breach of his or her fiduciary duties as an officer or director; and, the breach of those duties involved intentional misconduct, fraud or a knowing violation of law.

These provisions eliminate our rights and those of our stockholders to recover damages from an officer or director for his or her breach of a fiduciary duty unless such breach involved intentional misconduct, fraud or a knowing violation of law. The limitations summarized above, however, do not affect our ability or that of our stockholders to seek non-monetary remedies, such as an injunction or rescission, against an officer or director for his or her acts or failure to act.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and other persons pursuant to the foregoing provisions, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by T R Chadha & Co LLP and Michael Gillespie & Associates, PLLC for the fiscal periods shown. On August 1, 2024, the Company engaged Michael Gillespie & Associates, PLLC as Auditor from period ended September 30, 2022.

	December 31, 2022	December 31, 2021
Audit Fees	$4,860	$1,250
Audit Related Fees	4,000	1,000
Tax Fees	-	-
All Other Fees	-	-
Total	$8,860	$2,250

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee meeting, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

The following exhibits are included with this report:

(a) (3) Index to Exhibits

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on March 10, 2022)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on March 10, 2022)
31.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
31.2*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form S-1 and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of October 2024.

SOUND CAVE TECHNOLOGY INC.

/s/ Christopher Campbell
By:	Christopher Campbell
Title:	Chief Executive Officer and sole director, Principal Executive Officer Principal Financial Officer And Principal Accounting Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed below by or on behalf of the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Christopher Campbell
By: Christopher Campbell	Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Sole Director	October 3, 2024

SOUND CAVE TECHNOLOGY INC.

Financial Statements

For Years Ended December 31, 2022 and 2021

(expressed in US dollars)

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

Vancouver, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Sound Cave Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Sound Cave Technology, Inc, as of December 31, 2022 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the year then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and the results of its operations and its cash flows for the year then ended. The financial statements for the year ended December 31, 2021 were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 28, 2021.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2024.

PCAOB ID 6104

Vancouver, Washington

September 17, 2024

T R Chadha & Co LLP
Chartered Accountants

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of Sound Cave Technology Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sound Cave Technology Inc. (the “Company”), a Development Stage Company, as of December 31, 2021, the related Statements of Operation, Statement of Stockholders' equity/(deficit) and Statement of Cash Flows for the period from inception (May 19, 2021) to December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from inception (May 19, 2021) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Uncertainty relating to Going Concern

The accompanying financial statements have been prepared assuming that the Company (a Development Stage Company) will continue as a going concern. As described in Note 2 to the financial statements, the Company has not generated any revenues since inception and sustained an accumulated net loss of $12,232 for the period from inception (May 19, 2021) to December 31, 2021. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB)and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

For T R Chadha & Co LLP

We have served as the Company’s auditor since December 2021.

New Delhi, India

January 28, 2021

T R Chadha & Co., a partnership firm converted into T R Chadha & Co LLP

(A limited liability partnership with LLP Identification No. AAF-3926) with effect from 28th December, 2015

Corporate & Regd. Office: B-30, Connaught Place, Kuthiala Building, New Delhi – 110001 Phone: 43259900, Fax: 43259930, E-mail: delhi@trchadha.com

Sound Cave Technology Inc.
Balance Sheet (Unaudited)

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$256	$768
Total current assets	256	768

Total assets	$256	$768

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,000	$1,000
Accrued expenses	-	2,500
Due to related party	12,957	2,000
Total current liabilities	13,957	5,500

Total liabilities	$13,957	$5,500

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding as on December 31, 2022 and 2021, respectively.	$-	$-
Common stock: $0.0001 par value, 250,000,000 shares authorized, 10,000,000 shares issued and outstanding as on December 31, 2022, and 2021, respectively.	1,000	1,000
Additional paid-in capital	9,000	9,000
Share subscription received	6,800	-
Accumulated other comprehensive loss	(221)	-
Accumulated deficit	(30,280)	(14,732)
Total stockholders’ deficit	$(13,701)	$(4,732)

Total liabilities and stockholders' deficit	$256	$768

The accompanying notes are an integral part of these financial statements.

Sound Cave Technology Inc.
Statement of Operations (Unaudited)

	For the year ended December 31, 2022	For the period from May 19, 2021 (inception) to December 31, 2021

REVENUE	$-	$-
OPERATING EXPENSES:
Electronic components and fabric	137	-
General and administration expenses	1,018	1,232
Professional fees	14,393	3,500
Stock based compensation	-	10,000
Total operating expenses	$15,548	$14,732

Net loss before taxes	$(15,548)	$(14,732)
Income tax	-	-
Net loss	$(15,548)	$(14,732)

Other comprehensive loss
Foreign currency translation adjustment	$(221)	$-
Comprehensive loss	$(15,769)	$(14,732)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares of common stock outstanding - basic and diluted	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

Sound Cave Technology Inc.
Statement of Stockholders’ Deficit (Unaudited)
For the year ended December 31, 2021 and 2022

	Common Stock Shares		Additional	Share		Other	Total
	Shares	Amount	Paid-In Capital	subscriptions received	Accumulated Deficit	Comprehensive Loss	Stockholders' Deficit
Balance at inception at May 19, 2021	-	-	-	-	-	-	-
Share issued for services	10,000,000	$1,000	$9,000	$-	$-	$-	$10,000
Net loss					(14,732)		(14,732)
Balance at December 31, 2021	10,000,000	$1,000	$9,000	$-	$(14,732)	$	$(4,732)

Balance at December 31, 2021	10,000,000	$1,000	$9,000	$-	$(14,732)	$-	$(4,732)
Share application money received	-	-	-	6,800	-		6,800
Foreign currency translation adjustment					-	(221)	(221)
Net loss	-	-	-	-	(15,548)		(15,548)
Balance at December 31, 2022	10,000,000	$1,000	$9,000	$6,800	$(30,280)	$(221)	$(13,701)

The accompanying notes are an integral part of these financial statements.

Sound Cave Technology Inc.
Statement of Cash Flows (Unaudited)

	For the year ended December 31, 2022	From May 19, 2021(Inception) to December 31, 2021
Cash Flows from Operating Activities:
Net loss	$(15,548)	$(14,732)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
(Decrease) increase in accrued expenses	(2,500)	2,500
Share based compensation expenses	-	10,000
Increase in accounts payable	-	1,000
Net cash used in operating activities	$(18,048)	$(1,232)

Cash Flows from Financing Activities:
Proceeds from related party debt	12,825	2,000
Repayment of related party debt	(1,868)	-
Increase in share application money	6,800	-
Net cash provided by financing activities	$17,757	$2,000

Cash Flows from Investing Activities:

Net cash provided by Investing activities	$-	$-

Net increase (decrease) in cash, cash equivalents and restricted cash	(291)	768
Effects of currency translation on cash	(221)	-
Cash, cash equivalents and restricted cash at beginning of the period	768	-
Cash, cash equivalents and restricted cash at end of the period	$256	$768

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Share issue for services

The accompanying notes are an integral part of these financial statements.

SOUND CAVE TECHNOLOGY INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Sound Cave Technology Inc. (“the Company”) was incorporated on May 19, 2021, in the State of Wyoming. The Company is in the wearable tech business designing and manufacturing a hoodie with embedded sound.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a development-stage company, the Company had no revenues and incurred losses as of December 31, 2022. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the year ended December 31, 2022.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $256 and $768 of cash as of December 31, 2022, and 2021, respectively.

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

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of December 31, 2022, there were no differences between our comprehensive loss and net loss.

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

During the three months ended September 30, 2022, the Director of the Company contributed $839 towards operating expenses and $1,618 repaid to the related party Director.

During the three months ended December 31, 2022, $250 was repaid to the related party Director.

As at December 31, 2022 and 2021, the Company owed $12,957 and $2,000 respectively to Christopher Campbell, founder and director of the Company, which is unsecured, non-interest bearing, and due on demand.

NOTE 5 – STOCKHOLDERS’ EQUITY

Capital Stock

As of December 31, 2022, and 2021, the Company’s authorized stock consists of 250,000,000 shares of common stock at a par value of $0.0001 per share and 100,000,000 shares of preferred stock at a par value of $0.0001 per share, respectively.

Preferred Stock

As of December 31, 2022, and 2021, the Company has no shares of preferred stock issued and outstanding, respectively.

Common Stock

On May 19, 2021, the Company issued a total of 10,000,000 common shares to its founder and Director, Christopher Campbell for services provided to the Company, valued at a price of $0.001 per share.

As of December 31, 2022, and 2021, the Company has 10,000,000 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2022, the Company received share application money of $6,800 from numerous prospective investors.

NOTE 6 – INCOME TAXES

For the year ended December 31, 2022, the Company has incurred net losses and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $30,280 at December 31, 2022, and will expire beginning in the year 2037.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 21% to the net loss before provision for income taxes as follows:

	For the year ended December 31, 2022	For the period from May 19, 2021 (inception) to December 31, 2021
Income tax expense (benefit) at statutory rate	(3,265)	(3,094)
Change in valuation allowance	3,265	3,094
Income tax expense	-	-

Net deferred tax assets consist of the following components as of December 31, 2022, and 2021:

	December 31, 2022	December 31, 2021
Gross deferred tax asset	6,359	3,094
Valuation allowance	(6,359)	(3,094)
Net deferred tax asset	-	-

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the year ended December 31, 2022	For the period from May 19, 2021 (inception) to December 31, 2021
Statutory Federal Income Tax Rate	21%	21%
Non-taxable permanent differences	—	—
Change in valuation allowance	(21)%	(21)%
Income tax provision	—	—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $30,280 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited to use in future years.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of December 31, 2022.

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated and herewith reporting all events or transactions that occurred after December 31, 2022, through the date of filing this report.

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

The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements other than the one disclosed above for the year ended December 31, 2022.

