Form 10-Q
period 2023-09-30
Sound Cave Technology Inc.
filed 2024-10-08
CIK 1912540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2023

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(For the transition period from __________ to __________)

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

Sound Cave Technology Inc.
Balance Sheet (Unaudited)

	September 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$1,496	$256
Total current assets	1,496	256

Total assets	$1,496	$256

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,000	$1,000
Due to related party	11,457	12,957
Total current liabilities	12,457	13,957

Total liabilities	$12,457	$13,957

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding as on September 30, 2023 and December 31 2022, respectively.	$-	$-
Common stock: $0.0001 par value, 250,000,000 shares authorized, 10,000,000 shares issued and outstanding as on September 30, 2023, and December 31, 2022, respectively.	1,000	1,000
Additional paid-in capital	9,000	9,000
Share subscription received	12,500	6,800
Accumulated other comprehensive loss	(221)	(221)
Accumulated deficit	(33,240)	(30,280)
Total stockholders’ deficit	$(10,961)	$(13,701)

Total liabilities and stockholders' deficit	$1,496	$256

The accompanying notes are an integral part of these financial statements.

Sound Cave Technology Inc.
Statement of Operations (Unaudited)

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022

REVENUE	$-	$-	$-	$-
OPERATING EXPENSES:
Electronic components and fabric	-	-	-	137
General and administration expenses	33	320	135	983
Professional fees	-	-	2,825	9,393
Total operating expenses	$33	$320	$2,960	$10,513

Net loss	$(33)	$(320)	$(2,960)	$(10,513)

Other comprehensive loss
Foreign currency translation adjustment	$-	$(200)	$-	$(200)
Comprehensive loss	$(33)	$(520)	$(2,960)	$(10,713)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares of common stock outstanding - basic and diluted	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

Sound Cave Technology Inc.
Statement of Stockholders’ Deficit (Unaudited)

	Common Stock		Additional Paid-In	Share subscriptions	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	received	Deficit	Loss	Deficit

For the three and nine months ended September 30, 2022

Balance at December 31, 2021	10,000,000	$1,000	$9,000	$-	$(14,732)	$-	$(4,732)
Net loss					(5,439)	-	(5,439)
Balance at March 31, 2022	10,000,000	$1,000	$9,000	$-	$(20,171)	$-	$(10,171)

Balance at March 31, 2022	10,000,000	$1,000	$9,000	$-	$(20,171)	$-	$(10,171)
Net loss					(4,754)	-	(4,754)
Balance at June 30, 2022	10,000,000	$1,000	$9,000	$-	$(24,925)	$-	$(14,925)

Balance at June 30, 2022	10,000,000	$1,000	$9,000	$-	$(24,925)	$-	$(14,925)
Share application money received	-	-	-	6,800	-	-	6,800
Foreign currency translation adjustment						(200)	(200)
Net loss					(320)	-	(320)
Balance at September 30, 2022	10,000,000	$1,000	$9,000	$6,800	$(25,245)	$(200)	$(8,645)

For the three and nine months ended September 30, 2023

Balance at December 31, 2022	10,000,000	$1,000	$9,000	$6,800	$(30,280)	$(221)	$(13,701)
Share application money received	-	-	-	5,700	-	(200)	5,700
Net loss					(2,893)	-	(2,893)
Balance at March 31, 2023	10,000,000	$1,000	$9,000	$12,500	$(33,173)	$(421)	$(10,894)

Balance at March 31, 2023	10,000,000	$1,000	$9,000	$12,500	$(33,173)	$(221)	$(10,894)
Net loss					(34)	-	(34)
Balance at June 30, 2023	10,000,000	$1,000	$9,000	$12,500	$(33,207)	$(221)	$(10,928)

Balance at June 30, 2023	10,000,000	$1,000	$9,000	$12,500	$(33,207)	$(221)	$(10,928)
Net loss					(33)	-	(33)
Balance at September 30, 2023	10,000,000	$1,000	$9,000	$12,500	$(33,240)	$(221)	$(10,961)

The accompanying notes are an integral part of these financial statements.

Sound Cave Technology Inc.
Statement of Cash Flows (Unaudited)

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Cash Flows from Operating Activities:
Net loss	$(2,960)	$(10,513)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
(Decrease) increase in accrued expenses	-	(2,500)
Increase in accounts payable	-	1,000
Net cash used in operating activities	$(2,960)	$(12,013)

Cash Flows from Financing Activities:
Proceeds from related party debt	100	12,825
Repayment of related party debt	(1,600)	(1,618)
Increase in share application money	5,700	6,800
Net cash provided by financing activities	$4,200	$18,007

Cash Flows from Investing Activities:

Net cash provided by Investing activities	$-	$-

Net increase (decrease) in cash, cash equivalents and restricted cash	1,240	5,994
Effects of currency translation on cash	-	(200)
Cash, cash equivalents and restricted cash at beginning of the period	256	768
Cash, cash equivalents and restricted cash at end of the period	$1,496	$6,562

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Share issue for services

The accompanying notes are an integral part of these financial statements.

SOUND CAVE TECHNOLOGY INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Sound Cave Technology Inc. (“the Company”) was incorporated on May 19, 2021, in the State of Wyoming. The Company is in the wearable tech business designing and manufacturing a hoodie with embedded sound.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a development-stage company, the Company had no revenues and incurred losses as of September 30, 2023. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The results for the nine months ended September 30, 2023, are not necessarily indicative of the results of operations for the full year. These financial statements and the related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2022, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2023 and for the related periods presented.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $1,496 and $256 of cash as of September 30, 2023, and December 31, 2022, respectively.

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

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of September 30, 2023, there were no differences between our comprehensive loss and net loss.

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

As at September 30, 2023 and December 31, 2022, the Company owed $11,457 and $12,957 respectively to Christopher Campbell, founder and director of the Company, which is unsecured, non-interest bearing, and due on demand.

NOTE 5 – STOCKHOLDERS’ EQUITY

Capital Stock

As of September 30, 2023, and December 31, 2022, the Company’s authorized stock consists of 250,000,000 shares of common stock at a par value of $0.0001 per share and 100,000,000 shares of preferred stock at a par value of $0.0001 per share, respectively.

Preferred Stock

As of September 30, 2023, and December 31, 2022, the Company has no shares of preferred stock issued and outstanding, respectively.

Common Stock

On May 19, 2021, the Company issued a total of 10,000,000 common shares to its founder and Director, Christopher Campbell for services provided to the Company, valued at a price of $0.001 per share.

As of September 30, 2023, and December 31, 2022, the Company has 10,000,000 shares of common stock issued and outstanding, respectively.

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

NOTE 6 – SUBSEQUENT EVENTS

The Company evaluated and herewith reporting all events or transactions that occurred after September 30, 2023, through the date of filing this report.

During August 2024, Director of the Company Christopher Campbell provided working capital of $16,375 towards the operating expenses towards audit fees, bookkeeping and consulting charges.

The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements other than the one disclosed above for the nine months ended September 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason

Liquidity and Capital Resources

As of September 30, 2023, we had a cash balance and total assets of $1,496 compared to cash and total assets of $256 as at December 31, 2022. The increase in cash and total assets was due to increase in shareholder loan from the President and Director.  As at September 30, 2023, and December 31, 2022 we had total liabilities of $12,457 and $13,957 respectively. The decrease in liabilities was due to the repayment of $1,600 towards related party dues owed to our President and Director.

Our working capital deficit was $10,961 as at September 30, 2023 compared to $13,701 as at December 31, 2022. The decrease in the working capital deficit was due to the increase in cash balance as at September 30, 2023.

Results of Operations

For three month ended September 30, 2023, and 2022

During the three months ended September 30, 2023, we incurred $33 of operating expenditures comprised of general and administrative expenses of $33. During the three months ended September 30, 2022, we incurred $320 of operating expenditures comprised of general and administrative expenses of $320.

For nine month ended September 30, 2023, and 2022

During the nine months ended September 30, 2023, we incurred $2,960 of operating expenditures comprised of general and administrative expenses of $135 and professional fees of $2,825. During the nine months ended September 30, 2022, we incurred $10,513 of operating expenditures comprised of electronic components and fabric $137 general and administrative expenses $983 and professional fees of $9,393.

Cash Flows

During the nine months ended September 30, 2023, we used $2,960 of cash for operating activities including prototype development, professional fees and general and administrative expenses. For the nine months ended September 30, 2022, we used $12,013.

During the nine months ended September 30, 2023, the Company received proceeds of $100 from our Director towards the operating expenses and paid $1,600 to our President and Director towards repayment of related party dues. During the nine months ended September 30, 2022, the Company received proceeds of $12,825 from our Director towards the operating expenses and paid $1,618 to our President and Director for repayment of related party dues.

During the nine months ended September 30, 2023, and 2022 we received $5,700 and $6,800 in share application money respectively.

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

The financial statements as of and for the nine months ended September 30, 2023 included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, has a working capital deficit of $10,961 and has an accumulated deficit of $33,240. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were effective as of September 30, 2023.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended September 30, 2023. Michael Gillespie & Associates, PLLC, our independent auditors, were not required and have not performed an assessment of our internal controls over financial reporting for effectiveness.

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

