Form 10-Q
period 2024-03-31
Sound Cave Technology Inc.
filed 2024-11-25
CIK 1912540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

March 31, 2024

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (For the transition period from to)

Commission File Number: 333-263405

SOUND CAVE TECHNOLOGY INC.
(Exact name of registrant as specified in its charter)

Wyoming	2389	37-2028652
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

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

The number of shares of the Registrant’s common stock, par value $0.0001 per share, outstanding as of November 25, 2024, was 10,000,000.

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

Sound Cave Technology Inc.

Balance Sheet (Unaudited)

	March 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$1,430	$1,463
Total current assets	1,430	1,463

Total assets	$1,430	$1,463

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,000	$1,000
Due to related party	11,457	11,457
Total current liabilities	12,457	12,457

Total liabilities	$12,457	$12,457

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding as on March 31, 2024 and December 31 2023, respectively.	$-	$-
Common stock: $0.0001 par value, 250,000,000 shares authorized, 10,000,000 shares issued and outstanding as on March 31, 2024 and December 31 2023, respectively.	1,000	1,000
Additional paid-in capital	9,000	9,000
Share subscription received	12,500	12,500
Accumulated other comprehensive loss	(221)	(221)
Accumulated deficit	(33,306)	(33,273)
Total stockholders’ deficit	$(11,027)	$(10,994)

Total liabilities and stockholders' deficit	$1,430	$1,463

The accompanying notes are an integral part of these unaudited financial statements.

Sound Cave Technology Inc.

Statement of Operations (Unaudited)

	For the three months ended March 31, 2024	For the three months ended March 31, 2023

REVENUE	$-	$-
OPERATING EXPENSES:
General and administration expenses	33	68
Professional fees	-	2,825
Total operating expenses	$33	$2,893

Net loss	$(33)	$(2,893)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares of common stock outstanding - basic and diluted	10,000,000	10,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Sound Cave Technology Inc.

Statement of Stockholders’ Deficit (Unaudited)

	Common Stock Shares		Additional Paid-In	Share subscriptions	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	received	Deficit	Loss	Deficit

For the three months ended March 31, 2023

Balance at December 31, 2022	10,000,000	$1,000	$9,000	$6,800	$(30,280)	(221)	$(13,701)
Share application money received				5,700			5,700
Net loss					(2,893)	-	(2,893)
Balance at March 31, 2023	10,000,000	$1,000	$9,000	$12,500	$(33,173)	$(221)	$(10,894)

For the three months ended March 31, 2024

Balance at December 31, 2023	10,000,000	$1,000	$9,000	$12,500	$(33,273)	$(221)	$(10,994)
Net loss					(33)		(33)
Balance at March 31, 2024	10,000,000	$1,000	$9,000	$12,500	$(33,306)	$(221)	$(11,027)

The accompanying notes are an integral part of these unaudited financial statements.

Sound Cave Technology Inc.

Statement of Cash Flows (Unaudited)

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Cash Flows from Operating Activities:
Net loss	$(33)	$(2,893)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:

Net cash used in operating activities	$(33)	$(2,893)

Cash Flows from Financing Activities:
Repayment of related party debt	-	(1,600)
Increase in share application money	-	5,700
Net cash provided by financing activities	$-	$4,100

Cash Flows from Investing Activities:

Net cash provided by Investing activities	$-	$-

Net increase (decrease) in cash, cash equivalents and restricted cash	(33)	1,207
Cash, cash equivalents and restricted cash at beginning of the period	1,463	256
Cash, cash equivalents and restricted cash at end of the period	$1,430	$1,463

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Share issue for services

The accompanying notes are an integral part of these unaudited financial statements.

SOUND CAVE TECHNOLOGY INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2024

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Sound Cave Technology Inc. (“the Company”) was incorporated on May 19, 2021, in the State of Wyoming. The Company is in the wearable tech business designing and manufacturing a hoodie with embedded sound.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a development-stage company, the Company had no revenues and incurred losses as of March 31, 2024. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three months March 31, 2024

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $1,430 and $1,463 cash as of March 31, 2024, and December 31, 2023, respectively.

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

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of March 31, 2024, there were no differences between our comprehensive loss and net loss.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2021, the Director of the Company contributed $2,000 towards operating expenses.

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

As at March 31, 2024 and December 31, 2023, the Company owed $11,457 and $11,457 respectively to Christopher Campbell, founder and director of the Company, which is unsecured, non-interest bearing, and due on demand.

NOTE 5 – STOCKHOLDERS’ EQUITY

Capital Stock

As of March 31, 2024, and December 31, 2023, the Company’s authorized stock consists of 250,000,000 shares of common stock at a par value of $0.0001 per share and 100,000,000 shares of preferred stock at a par value of $0.0001 per share, respectively.

Preferred Stock

As of March 31, 2024, and December 31, 2023, the Company has no shares of preferred stock issued and outstanding, respectively.

Common Stock

On May 19, 2021, the Company issued a total of 10,000,000 common shares to its founder and Director, Christopher Campbell for services provided to the Company, valued at a price of $0.001 per share.

As of March 31, 2024, and December 31, 2023, the Company has 10,000,000 shares of common stock issued and outstanding, respectively.

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

NOTE 6 – SUBSEQUENT EVENTS

The Company evaluated and herewith reporting all events or transactions that occurred after March 31, 2024 through the date of November 16, 2024.

During August 2024, Director of the Company Christopher Campbell provided working capital of $16,375 towards the operating expenses towards audit fees, bookkeeping and consulting charges.

During October 2024, Director of the Company Christopher Campbell provided working capital of $14,850 towards the operating expenses towards audit fees, bookkeeping and consulting charges.

From November 1 to November 16, 2024, Director of the Company Christopher Campbell provided working capital of $3,625 towards the operating expenses towards filing fees and consulting charges.

The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements other than the one disclosed above for the three ended March 31, 2024.

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

Liquidity and Capital Resources

As of March 31, 2024, we had a cash balance and total assets of $1,430 compared to cash and total assets of $1,463 as at December 31, 2023. The decrease in cash and total assets was due to a increase in financing and operating activity.  As at March 31, 2024, and December 31, 2023 we had a total liabilities of $12,457 and $12,457 respectively.

Our working capital deficit was $11,027 as at March 31, 2024 compared to $10,994 as at December 31, 2023. The increase in the working capital deficit was due to a decrease in cash balance as at March 31, 2024.

Results of Operations

During the three months ended March 31, 2024, we incurred $33 of operating expenditures comprised of general and administrative expenses of $33. During the three months ended March 31, 2023, we incurred $2,893 of operating expenditures comprised of general and administrative expenses $68 and professional fees of $2,825.

Cash Flows

During the three months ended March 31, 2024, we used $33 of cash for operating activities including prototype development, professional fees and general and administrative expenses. For the three months ended March 31, 2023 we used $2,893.

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

The financial statements as of and for the three months ended March 31, 2024 included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, has a working capital deficit of $11,027 and has an accumulated deficit of $33,306. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were effective as of March 31, 2024.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended March 31, 2024. Michael Gillespie & Associates, PLLC, our independent auditors, were not required and have not performed an assessment of our internal controls over financial reporting for effectiveness.

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

SOUND CAVE TECHNOLOGY INC.

Date: November 25, 2024	By:	/s/ Christopher Campbell
Christopher Campbell - Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

