Form 10-Q
period 2024-09-30
Sound Cave Technology Inc.
filed 2025-01-22
CIK 1912540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

September 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting Company. See the definitions of “large, accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
Emerging Growth Company	☒

If an emerging growth Company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell Company (as defined in rule 12b-2 of the Exchange Act.) ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the Registrant’s common stock, par value $0.0001 per share, outstanding as of January 20, 2025, was 10,000,000.

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

Sound Cave Technology Inc.
Balance Sheet (Unaudited)

	September 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,364	$1,463
Total current assets	1,364	1,463

Total assets	$1,364	$1,463

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,000	$1,000
Due to related party	27,832	11,457
Total current liabilities	28,832	12,457

Total liabilities	$28,832	$12,457

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.0001 par value, 100,000,000 shares authorized, non-issued and outstanding as on September 30, 2024, and December 31, 2023, respectively.	$-	$-
Common stock: $0.0001 par value, 250,000,000 shares authorized, 10,000,000 shares issued and outstanding as on September 30, 2024, and December 31, 2023, respectively.	1,000	1,000
Additional paid-in capital	9,000	9,000
Share subscription received	12,500	12,500
Accumulated other comprehensive loss	(221)	(221)
Accumulated deficit	(49,747)	(33,273)
Total stockholders’ deficit	$(27,468)	$(10,994)

Total liabilities and stockholders' deficit	$1,364	$1,463

The accompanying notes are an integral part of these unaudited financial statements.

Sound Cave Technology Inc.
Statement of Operations (Unaudited)

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
	(Unaudited)		(Unaudited)

REVENUE	$-	$-	$-	$-
OPERATING EXPENSES:
General and administration expenses	33	33	99	135
Professional fees	16,375	-	16,375	2,825
Total operating expenses	$16,408	$33	$16,474	$2,960

Net loss	$(16,408)	$(33)	$(16,474)	$(2,960)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares of common stock outstanding - basic and diluted	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Sound Cave Technology Inc.
Statement of Stockholders’ Deficit (Unaudited)

	Common Stock shares		Additional paid-In	Share subscriptions	Accumulated	Other comprehensive	Total stockholders'
	Shares	Amount	capital	received	deficit	loss	deficit

For the three and nine months ended September 30, 2023

Balance at December 31, 2022	10,000,000	$1,000	$9,000	$6,800	$(30,280)	$(221)	$(13,701)
Share application money received				5,700			5,700
Net loss					(2,893)	-	(2,893)
Balance at March 31, 2023	10,000,000	$1,000	$9,000	$12,500	$(33,173)	$(221)	$(10,894)

Balance at March 31, 2023	10,000,000	$1,000	$9,000	$12,500	$(33,173)	$(221)	$(10,894)
Net loss					(34)		(34)
Balance at June 30, 2023	10,000,000	$1,000	$9,000	$12,500	$(33,207)	$(221)	$(10,928)

Balance at June 30, 2023	10,000,000	$1,000	$9,000	$12,500	$(33,207)	$(221)	$(10,928)
Net loss					(33)		(33)
Balance at September 30, 2023	10,000,000	$1,000	$9,000	$12,500	$(33,240)	$(221)	$(10,961)

For the three and nine months ended September 30, 2024

Balance at December 31, 2023	10,000,000	$1,000	$9,000	$12,500	$(33,273)	$(221)	$(10,994)
Net loss					(33)		(33)
Balance at March 31, 2024	10,000,000	$1,000	$9,000	$12,500	$(33,306)	$(221)	$(11,027)

Balance at March 31, 2024	10,000,000	$1,000	$9,000	$12,500	$(33,306)	$(221)	$(11,027)
Net loss					(33)		(33)
Balance at June 30, 2024	10,000,000	$1,000	$9,000	$12,500	$(33,339)	$(221)	$(11,060)

Balance at June 30, 2024	10,000,000	$1,000	$9,000	$12,500	$(33,339)	$(221)	$(11,060)
Net loss					(16,408)		(16,408)
Balance at September 30, 2024	10,000,000	$1,000	$9,000	$12,500	$(49,747)	$(221)	$(27,468)

The accompanying notes are an integral part of these unaudited financial statements.

Sound Cave Technology Inc.
Statement of Cash Flows (Unaudited)

	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Cash Flows from Operating Activities:
Net loss	$(16,474)	$(2,960)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Net cash used in operating activities	$(16,474)	$(2,960)

Cash Flows from Financing Activities:
Proceeds from related party debt	16,375	100
Repayment of related party debt	-	(1,600)
Increase in share application money	-	5,700
Net cash provided by financing activities	$16,375	$4,200

Cash Flows from Investing Activities:

Net cash provided by Investing activities	$-	$-

Net increase (decrease) in cash, cash equivalents and restricted cash	(99)	1,240
Cash, cash equivalents and restricted cash at beginning of the period	1,463	256
Cash, cash equivalents and restricted cash at end of the period	$1,364	$1,496

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Share issue for services

The accompanying notes are an integral part of these unaudited financial statements.

SOUND CAVE TECHNOLOGY INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER  30, 2024

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Sound Cave Technology Inc. (“the Company”) was incorporated on May 19, 2021, in the State of Wyoming. The Company is in the wearable tech business designing and manufacturing hoodies with embedded sound.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. As a development-stage Company, the Company had no revenues and incurred losses as of September 30, 2024. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, in the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The results for the three months ended September 30, 2024 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2023, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2024 and for the related periods presented.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $1,364 and $1,463 cash as of September 30, 2024, and December 31, 2023, respectively.

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

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average. The number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusively of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of September 30, 2024, there were no differences between our comprehensive loss and net loss.

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

During the three months ended September 30, 2024, the Director of the Company contributed $16,375 towards operating expenses.

As of September  30, 2024 and December 31, 2023, the Company owed $27,832 and $11,457 respectively to Christopher Campbell, founder and director of the Company, which is unsecured, non-interest bearing, and due on demand.

NOTE 5 – STOCKHOLDERS’ EQUITY

Capital Stock

As of September 30, 2024, and December 31, 2023, the Company’s authorized stock consists of 250,000,000 shares of common stock at a par value of $0.0001 per share and 100,000,000 shares of preferred stock at a par value of $0.0001 per share, respectively.

Preferred Stock

As of September 30, 2024, and December 31, 2023, the Company has no shares of preferred stock issued and outstanding, respectively.

Common Stock

On May 19, 2021, the Company issued a total of 10,000,000 common shares to its founder and Director, Christopher Campbell for services provided to the Company, valued at a price of $0.001 per share.

As of September 30, 2024, and December 31, 2023, the Company has 10,000,000 shares of common stock issued and outstanding, respectively.

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

NOTE 6 – SUBSEQUENT EVENTS

The Company evaluated and herewith reported all events or transactions that occurred after September 30, 2024, through the date of  December 31, 2024.

During October 2024, Director of the Company Christopher Campbell provided working capital of $14,850 towards the operating expenses for audit fees, bookkeeping and consulting charges.

During November 2024, Director of the Company Christopher Campbell provided working capital of $3,625 towards the operating expenses for filing fees and consulting charges.

During December 2024, Director of the Company Christopher Campbell provided working capital of $9,262.72 towards the operating expenses for audit fees and book-keeping expenses.

The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements other than the one disclosed above for the nine months ended September 30, 2024.

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

As of September 30, 2024, we had a cash balance and total assets of $1,364 compared to cash and total assets of $1463 as of December 31, 2023. The decrease in cash and total assets was due to a decrease in financing and operating activity. As of September 30, 2024, and December 31, 2023, we had total liabilities of $28,832 and $12,457 respectively. The decrease in liabilities was due to the repayment of $16,375 towards related party dues owed to our President and Director

Our working capital deficit was $27,468 as of September  30, 2024 compared to $10,994 as of December 31, 2023. The increase in the working capital deficit was due to the decrease in cash balance as of September  30, 2024.

Results of Operations

For the three months ended September  30, 2024 and 2023

During the three months ended September 30, 2024, we incurred $16,408  of operating expenditures comprised of general and administrative expenses of $33 and professional fees of $16,375. During the three months ended September 30, 2023, we incurred $33 of operating expenditures comprised of general and administrative expenses of $33.

For the nine months ended September 30, 2024 and 2023

During the nine months ended September 30, 2024, we incurred $16,474  of operating expenditures comprised of general and administrative expenses of $99  and professional fees of $16,375. During the nine months ended September 30, 2023, we incurred $2,960  of operating expenditures comprised of general and administrative expenses of $135 and professional fees of $2,825.

Cash Flows

During the nine months ended September 30, 2024, we used $16,474  of cash for operating activities. For the nine  months ended September  30, 2023, we used $2,960 .

During the nine  months ended September 30, 2024, net cash provided by financing activities is $16,375.

Company received $16,375 from the President and Director towards Company operating expenses.

Trends

There is no assurance that we will be able to generate cash flow from our operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

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

The financial statements as of and for the nine  months ended September  30, 2024 included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, has a working capital deficit of $27,468 and has an accumulated deficit of $49,747. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. We are required to make judgments and estimates about the effect of matters that are inherently uncertain. Although we believe our judgments and estimates are appropriate, actual future results may be different; if different assumptions or conditions were to prevail, the results could be materially different from our reported results.

Recent Accounting Pronouncements

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our financial position, future operations or cash flow.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were effective as of September  30, 2024.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended September 30, 2024. Michael Gillespie & Associates, PLLC, our independent auditors, were not required and have not performed an assessment of our internal controls over financial reporting for effectiveness.

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

SOUND CAVE TECHNOLOGY INC.

Date: January 22, 2025	By:	/s/ Christopher Campbell
Christopher Campbell - Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

