Form 10-K
period 2024-12-31
Sound Cave Technology Inc.
filed 2025-04-11
CIK 1912540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

As of April 11, 2025, the Registrant had 10,000,000 shares of Common Stock issued and outstanding.

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

Marketing

Once we are able to raise sufficient funding, we intend to use social media marketing and social influencer campaigns to market our products. Our initial target market will be young adults aged 18-35 in North America. The interest “Hoodie” has 103,317,850 audiences in Facebook. People in United States have the highest passion for “Hoodie”. Among these audiences, men accounted for 48.1%, women accounted for 51.9%. The major age of Hoodie audiences is 18-24, and they accounted for 34.29%. The majority of people interested in “Hoodie” between 18-24, and they accounted for 34.29%. And other age groups like 25-34 accounted for 32.56%. The people interested in “Hoodie” between 35-44 accounted for 16.09%. The majority of our target market are people who have a College degree.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of operations

During the year ended December 31, 2024, we incurred $48,894 of operating expenditure comprised of general administration expenses, and professional fees compared to $2,993 for the year ended December 31, 2023, for electric components and fabric, general administration expenses, professional fees. The increase in operating expenses is due to an increase in operating activity during the current period, including professional. Our accumulated deficit is $(82,167) and we have not earned any revenue since our inception.

During the year ended December 31, 2023, the Company received $5,700 of share subscriptions relating to a private placement of common shares at $0.05 per share. On May 19, 2021, the company issued a total of 10,000,000 common shares to its founder and director, Christopher Campbell for services provided to the Company, valued at a price of $0.001 per share.

Liquidity and Capital Resources

As of December 31, 2024, the Company had a cash balance and total assets of $1,332 compared to cash and total assets of $1,463 as at December 31, 2023. The decrease in cash and total assets was due to the proceeds received from the share subscriptions being used to pay day-to-day operating costs. As at December 31, 2024 and 2023, we had total liabilities of $61,220 and $12,457 respectively. Our working capital deficit was $59,888 as at December 31, 2024 compared to $10,994 as at December 31, 2023.

The available capital reserves of the company are not sufficient for the company to remain operational. As of December 31, 2024, and 2023, our officer and director, who is currently our sole shareholder, is owed $56,595 and $11,457 respectively, for paying expenses related to our operations since our inception. The amount owing is unsecured, bears no interest, and is payable on demand.

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

Cash Flows

During the year ended December 31, 2024, we used $45,269 for operating activities compared to the use of $2,993 for operating activities during the year ended December 31, 2023. The increase in the use of cash for operating activities was due to a increase in activity and paying general administration expenses and professional fees.

During the year ended December 31, 2024, the Company received proceeds of $45,138 from our Director towards the operating expenses. During the year ended December 31, 2023, the Company received proceeds of $100 from our Director towards the operating expenses and paid $1,600 to our President and Director for repayment of related party dues.

During the year ended December 31, 2024, and 2023, the Company received $0 and $5,700 share subscriptions relating to a private placement of common shares at $0.05 per share respectively.

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

Summary of significant accounting policies

Basis of presentation

The financial statements of the company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s fiscal year end is December 31.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of our sole executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Our management concluded, as of December 31, 2024, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of December 31, 2024, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

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

Michael Gillespie & Associates, PLLC, our independent auditors for fiscal 2023 and 2024, have not and were not required to conduct an evaluation of the effectiveness of our internal controls over financial reporting for the year ended December 31, 2023, and 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the compensation paid to the Company’s executive officers for the past 2 years.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mr. Christopher Campbell, President, CFO Secretary, Treasurer and Director (1)	2024	-	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-	-

(1)	Mr. Christopher Campbell was appointed as President, CEO, CFO, Secretary, Treasurer and Director on May 19, 2021.

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

As of the date of this filing, there are 10,000,000 common shares issued and outstanding.

Name and Address of Beneficial Owner	Title of Class	Amount & Nature of Beneficial Ownership (1)	Percent of Class (%) (2)
Mr. Christopher Campbell (3) 43 Cathy Jean Crescent Toronto, Ontario M9V 4T2	Common	10,000,000	100%
All Officers and Directors as a Group	Common	10,000,000	100%

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 19, 2021, the Company issued a total of 10,000,000 common shares to its founder and Director, Christopher Campbell for services provided to the Company, valued at a price of $0.001 per share. During 2023, our officer and director, who is currently our shareholder, advanced the company $11,457 to pay expenses. During 2024, our officer and director advanced the Company $56,595 to pay expenses. Our officer and director Christopher Campbell is our promoter.

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

	December 31, 2024	December 31, 2023
Audit Fees	$24,950	-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$24,950	-

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

The following exhibits are included with this report:

(a) (3) Index to Exhibits

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on March 10, 2022)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on March 10, 2022)
31.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on 10-K and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of April 2025.

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

Signature	Title	Date

/s/ Christopher Campbell
By: Christopher Campbell	Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Sole Director	April 11, 2025

SOUND CAVE TECHNOLOGY INC.

Financial Statements

For Years Ended December 31, 2024 and 2023

(expressed in US dollars)

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

Vancouver, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Sound Cave Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Sound Cave Technology, Inc, as of December 31, 2024 and 2023 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for the year then ended.

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

PCAOB ID 6104

Vancouver, Washington

April 6, 2025

Sound Cave Technology Inc.
Balance Sheet

	December 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$1,332	$1,463
Total current assets	1,332	1,463

Total assets	$1,332	$1,463

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,625	$1,000
Due to related party	56,595	11,457
Total current liabilities	61,220	12,457

Total liabilities	$61,220	$12,457

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding as on December 30, 2024 and 2023, respectively.	$-	$-
Common stock: $0.0001 par value, 250,000,000 shares authorized, 10,000,000 shares issued and outstanding as on December 31, 2024 and 2023, respectively.	1,000	1,000
Additional paid-in capital	9,000	9,000
Share subscription received	12,500	12,500
Accumulated other comprehensive loss	(221)	(221)
Accumulated deficit	(82,167)	(33,273)
Total stockholders’ deficit	$(59,888)	$(10,994)

Total liabilities and stockholders’ deficit	$1,332	$1,463

The accompanying notes are an integral part of these financial statements.

Sound Cave Technology Inc.
Statement of Operations

	For the year ended December 31, 2024	For the year ended December 31, 2023

REVENUE	$-	$-
OPERATING EXPENSES:
General and administration expenses	4,694	168
Professional fees	44,200	2,825
Total operating expenses	$48,894	$2,993

Net loss	$(48,894)	$(2,993)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares of common stock outstanding - basic and diluted	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

Sound Cave Technology Inc.
Statement of Stockholders’ Deficit

	Common Stock shares
	Shares	Amount	Additional paid-In capital	Share subscriptions received	Accumulated deficit	Other comprehensive loss	Total stockholders’ deficit

For the years ended December 31, 2023 and 2024

Balance at December 31, 2022	10,000,000	$1,000	$9,000	$6,800	$(30,280)	$(221)	$(13,701)
Share application money received				5,700			5,700
Net loss					(2,993)	-	(2,993)
Balance at December 31, 2023	10,000,000	$1,000	$9,000	$12,500	$(33,273)	$(221)	$(10,994)

Balance at December 31, 2023	10,000,000	$1,000	$9,000	$12,500	$(33,273)	$(221)	$(10,994)
Net loss					(48,894)		(48,894)
Balance at December 31, 2024	10,000,000	$1,000	$9,000	$12,500	$(82,167)	$(221)	$(59,888)

The accompanying notes are an integral part of these financial statements.

Sound Cave Technology Inc.
Statement of Cash Flows

	For the year ended December 31, 2024	For the year ended December 31, 2023
Cash Flows from Operating Activities:
Net loss	$(48,894)	$(2,993)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Increase in accounts expenses	3,625	-

Net cash used in operating activities	$(45,269)	$(2,993)

Cash Flows from Financing Activities:

Proceeds from related party debt	45,138	100
Repayment of related party debt	-	(1,600)
Increase in share application money	-	5,700
Net cash provided by financing activities	$45,138	$4,200

Cash Flows from Investing Activities:
Net cash provided by Investing activities	$-	$-

Net increase (decrease) in cash, cash equivalents and restricted cash	(131)	1,207
Cash, cash equivalents and restricted cash at beginning of the period	1,463	256
Cash, cash equivalents and restricted cash at end of the period	$1,332	$1,463

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Share issue for services

The accompanying notes are an integral part of these financial statements.

SOUND CAVE TECHNOLOGY INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Sound Cave Technology Inc. (“the Company”) was incorporated on May 19, 2021, in the State of Wyoming. The Company is in the wearable tech business designing and manufacturing hoodies with embedded sound.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. As a development-stage Company, the Company had no revenues and incurred losses as of December 31, 2024. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the year ended December 31, 2024.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $1,332 and $1,463 cash as of December 31, 2024, and December 31, 2023, respectively.

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

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusively of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of December 31, 2024, there were no differences between our comprehensive loss and net loss.

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

During the three months ended September 30, 2024, the Director of the Company contributed $17,500 towards operating expenses.

During the three months ended December 31, 2024, the Director of the Company contributed $27,638 towards operating expenses.

As of December 30, 2024 and December 31, 2023, the Company owed $56,595 and $11,457 respectively to Christopher Campbell, founder and director of the Company, which is unsecured, non-interest bearing, and due on demand.

NOTE 5 – STOCKHOLDERS’ EQUITY

Capital Stock

As of December 31, 2024, and December 31, 2023, the Company’s authorized stock consists of 250,000,000 shares of common stock at a par value of $0.0001 per share and 100,000,000 shares of preferred stock at a par value of $0.0001 per share, respectively.

Preferred Stock

As of December 31, 2024, and December 31, 2023, the Company has no shares of preferred stock issued and outstanding, respectively.

Common Stock

On May 19, 2021, the Company issued a total of 10,000,000 common shares to its founder and Director, Christopher Campbell for services provided to the Company, valued at a price of $0.001 per share.

As of December 31, 2024, and December 31, 2023, the Company has 10,000,000 shares of common stock issued and outstanding, respectively.

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

NOTE 6 – INCOME TAXES

For the year ended December 31, 2024, the Company has incurred net losses and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $82,167 at December 31, 2024, and will expire beginning in the year 2037.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 21% to the net loss before provision for income taxes as follows:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Income tax expense (benefit) at statutory rate	(10,268)	(629)
Change in valuation allowance	10,268	629
Income tax expense	-	-

Net deferred tax assets consist of the following components as of December 31, 2024, and 2023:

	December 31, 2024	December 31, 2023
Gross deferred tax asset	17,255	6,987
Valuation allowance	(17,255)	(6,987)
Net deferred tax asset	-	-

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Statutory Federal Income Tax Rate	21%	21%
Nontaxable permanent differences	—	—
Change in valuation allowance	-21%	-21%
Income tax provision	—	—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $82,167 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited to use in future years.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of December 31, 2024.

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated and herewith reported all events or transactions that occurred after December 31, 2024, through the date of March 13, 2024.

During January 2025, Director of the Company Christopher Campbell provided working capital of $3,625 towards the operating expenses edgar filing and consulting charges.

The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements other than the one disclosed above for the year ended December 31, 2024.

