Form 10-Q
period 2025-06-30
Sound Cave Technology Inc.
filed 2025-08-12
CIK 1912540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

June 30, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the Registrant’s common stock, par value $0.0001 per share, outstanding as of August 7, 2025, was 10,250,000.

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

Sound Cave Technology Inc.
Balance Sheet (Unaudited)

	June 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$1,266	$1,332
Advances	200	-
Total current assets	1,466	1,332

Total assets	$1,466	$1,332

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$750	$4,625
Due to related party	85,620	56,595
Total current liabilities	86,370	61,220

Total liabilities	$86,370	$61,220

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding as on June 30, 2025 and 2024, respectively.	$-	$-
Common stock: $0.0001 par value, 250,000,000 shares authorized, 10,000,000 shares issued and outstanding as on June 30, 2025 and 2024, respectively.	1,000	1,000
Additional paid-in capital	9,000	9,000
Share subscription received	12,500	12,500
Accumulated other comprehensive loss	(221)	(221)
Accumulated deficit	(107,183)	(82,167)
Total stockholders’ deficit	$(84,904)	$(59,888)

Total liabilities and stockholders' deficit	$1,466	$1,332

The accompanying notes are an integral part of these unaudited financial statements.

Sound Cave Technology Inc.
Statement of Operations (Unaudited)

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024

REVENUE	$-	$-	$-	$-
OPERATING EXPENSES:
General and administration expenses	(1,842)	33	1,566	66
Professional fees	9,500	-	23,450	-
Total operating expenses	$7,658	$33	$25,016	$66

Net loss	$(7,658)	$(33)	$(25,016)	$(66)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares of common stock outstanding - basic and diluted	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Sound Cave Technology Inc.
Statement of stockholders’ deficit (Unaudited)

	Common Stock shares
	Shares	Amount	Additional paid-In capital	Share subscriptions received	Accumulated deficit	Other comprehensive loss	Total stockholders' deficit

	For the six months ended June 30, 2024

Balance at December 31, 2023	10,000,000	$1,000	$9,000	$12,500	$(33,273)	$(221)	$(10,994)
Net loss					(33)	-	(33)
Balance at March 31, 2024	10,000,000	$1,000	$9,000	$12,500	$(33,306)	$(221)	$(11,027)

Balance at March 31, 2024	10,000,000	$1,000	$9,000	$12,500	$(33,306)	$(221)	$(11,027)
Net loss					(33)		(33)
Balance at June 30, 2024	10,000,000	$1,000	$9,000	$12,500	$(33,339)	$(221)	$(11,060)

	For the six months ended June 30, 2025

Balance at December 31, 2024	10,000,000	$1,000	$9,000	$12,500	$(82,167)	$(221)	$(59,888)
Net loss					(17,358)		(17,358)
Balance at March 31, 2025	10,000,000	$1,000	$9,000	$12,500	$(99,525)	$(221)	$(77,246)

Balance at March 31, 2025	10,000,000	$1,000	$9,000	$12,500	$(99,525)	$(221)	$(77,246)
Net loss					(7,658)		(7,658)
Balance at June 30, 2025	10,000,000	$1,000	$9,000	$12,500	$(107,183)	$(221)	$(84,904)

The accompanying notes are an integral part of these unaudited financial statements.

Sound Cave Technology Inc.
Statement of Cash Flows (Unaudited)

	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Cash Flows from Operating Activities:
Net loss	$(25,016)	$(66)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
(Increase)/ Decrease in advance	(200)	-
Increase in accounts payable	(3,875)	-
Net cash used in operating activities	$(29,091)	$(66)

Cash Flows from Financing Activities:

Proceeds from related party debt	29,025	-
Net cash provided by financing activities	$29,025	$-

Cash Flows from Investing Activities:
Net cash provided by Investing activities	$-	$-

Net increase (decrease) in cash, cash equivalents and restricted cash	(66)	(66)
Cash, cash equivalents and restricted cash at beginning of the period	1,332	1,463
Cash, cash equivalents and restricted cash at end of the period	$1,266	$1,397

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Share issue for services

The accompanying notes are an integral part of these unaudited financial statements.

SOUND CAVE TECHNOLOGY INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2025

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Sound Cave Technology Inc. (“the Company”) was incorporated on May 19, 2021, in the State of Wyoming. The Company is in the wearable tech business designing and manufacturing hoodies with embedded sound.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. As a development-stage Company, the Company had no revenues and incurred losses as of June 30, 2025. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The results for the six months ended June 30, 2025, are not necessarily indicative of the results of operations for the full year. These financial statements and the related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2024, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2025 and for the related periods presented.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $1,266 and $1,332 cash as of June 30, 2025, and December 31, 2024, respectively.

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

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusively of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of June 30, 2025, there were no differences between our comprehensive loss and net loss.

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

During the three months ended June 30, 2025, the Director of the Company contributed $18,000 towards operating expenses.

As of June 30, 2025 and December 31, 2024, the Company owed $85,620 and $56,595 respectively to Christopher Campbell, founder and director of the Company, which is unsecured, non-interest bearing, and due on demand.

NOTE 5 – STOCKHOLDERS’ EQUITY

Capital Stock

As of June 30, 2025, and December 31, 2024, the Company’s authorized stock consists of 250,000,000 shares of common stock at a par value of $0.0001 per share and 100,000,000 shares of preferred stock at a par value of $0.0001 per share, respectively.

Preferred Stock

As of June 30, 2025, and December 31, 2024, the Company has no shares of preferred stock issued and outstanding, respectively.

Common Stock

On May 19, 2021, the Company issued a total of 10,000,000 common shares to its founder and Director, Christopher Campbell for services provided to the Company, valued at a price of $0.001 per share.

As of June 30, 2025, and December 31, 2024, the Company has 10,000,000 shares of common stock issued and outstanding, respectively.

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

NOTE 6 – SUBSEQUENT EVENTS

The Company evaluated and herewith reported all events or transactions that occurred after June 30, 2025, through the date of July 26, 2025

During July 2025, Director of the Company Christopher Campbell provided working capital of $833 towards the Edgar filing fees and $2,500 to KAP Consulting for consulting fees.

On July 8, 2025, The Company allotted  Shares at the value of $0.05 against the share subscriptions received from investors.

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

As of June 30, 2025, we had a cash balance and total assets of $1,466 compared to cash and total assets of $1,332 as of December 31, 2024. The increase in cash and total assets was due to a increase in advance and a decrease in financing and operating activity. As of June 30, 2025, and December 31, 2024, we had total liabilities of $86,370 and $61,220 respectively. The increase in liabilities was due to related parties payments.

Our working capital deficit was $84,904 as of June 30, 2025 compared to $59,888 as of December 31, 2024. The increase in the working capital deficit was due to the decrease in cash balance as of June 30, 2025.

Results of Operations

For the three months ended June 30, 2025 and 2024

During the three months ended June 30, 2025, we incurred $7,658 of operating expenditure comprised of general and administrative expenses of $(1,842) and professional fees of $9,500. During the three months ended June 30, 2024, we incurred $33 of operating expenditure comprised of general and administrative expenses of $33.

For the six months ended June 30, 2025 and 2024

During the six months ended June 30, 2025, we incurred $25,016 of operating expenditure comprised of general and administrative expenses of $1,566 and professional fees of $23,450. During the six months ended June 30, 2024, we incurred $66 of operating expenditure comprised of general and administrative expenses of $66.

Cash Flows

During the six months ended June 30, 2025, we used $29,091 cash for operating activities. For the six months ended June 30, 2024, we used $66.

During the six months ended June 30, 2025, net cash provided by financing activities is $29,025. Company received $29,025 from the President and Director towards Company operating expenses.

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

The financial statements as of and for the six months ended June 30, 2025 included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, has a working capital deficit of $84,904 and has an accumulated deficit of $107,183. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were effective as of June 30, 2025.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended June 30, 2025. Michael Gillespie & Associates, PLLC, our independent auditors, were not required and have not performed an assessment of our internal controls over financial reporting for effectiveness.

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

SOUND CAVE TECHNOLOGY INC.

Date: August 7, 2025	By:	/s/ Christopher Campbell
Christopher Campbell - Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

