Form 10-K
period 2025-12-31
Sound Cave Technology Inc.
filed 2026-04-09
CIK 1912540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

As of March 21, 2026, the Registrant had 10,254,000 shares of Common Stock issued and outstanding.

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

Results of operations

During the year ended December 31, 2025, we incurred $66,749 of operating expenditure comprised of general administration expenses, and professional fees compared to $48,894 for the year ended December 31, 2024, for  general administration expenses, professional fees. The increase in operating expenses is due to an increase in operating activity during the current period, including professional. Our accumulated deficit is $(148,916) and we have not earned any revenue since our inception.

Liquidity and Capital Resources

As of December 31, 2025, the Company had a cash balance, advances and total assets of $1,599 compared to cash and total assets of $1,332 as at December 31, 2024. The decrease in cash and total assets was due to the proceeds received from the share subscriptions being used to pay day-to-day operating costs.  As at December 31, 2025 and 2024, we had total liabilities of $128,036 and $61,220 respectively. Our working capital deficit was $126,437 as at December 31, 2025 compared to $59,888 as at December 31, 2024.

The available capital reserves of the company are not sufficient for the company to remain operational. As of December 31, 2025, and 2024, our officer and director, who is currently our sole shareholder, is owed $116,449 and $56,595 respectively, for paying expenses related to our operations since our inception. The amount owing is unsecured, bears no interest, and is payable on demand.

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

Cash Flows

During the year ended December 31, 2025, we used $59,987 for operating activities compared to the use of $45,269 for operating activities during the year ended December 31, 2024. The increase in the use of cash for operating activities was due to a increase in activity and paying general administration expenses and professional fees.

During the year ended December 31, 2025, the Company received proceeds of $59,854 from our Director towards the operating expenses and Proceeds from common stock of $200. During the year ended December 31, 2024, the Company received proceeds of $45,138 from our Director towards the operating expenses.

During the years ended December 31, 2025, and 2024, we did not have any investing activities.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of our sole executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Our management concluded, as of December 31, 2025, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of December 31, 2025, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

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

Michael Gillespie & Associates, PLLC, our independent auditors for fiscal 2024 and 2025, have not and were not required to conduct an evaluation of the effectiveness of our internal controls over financial reporting for the year ended December 31, 2024, and 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the compensation paid to the Company’s executive officers for the past 2 years.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mr. Christopher Campbell, President, CFO Secretary, Treasurer and Director (1)	2025	-	-	-	-	-	-	-	-
	2024	-	-	-	-	-	-	-	-

(1)	Mr. Christopher Campbell was appointed as President, CEO, CFO, Secretary, Treasurer and Director on May 19, 2021.

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 19, 2021, the Company issued a total of 10,000,000 common shares to its founder and Director, Christopher Campbell for services provided to the Company, valued at a price of $0.001 per share. During 2023, our officer and director, who is currently our shareholder, advanced the company $11,457 to pay expenses. During 2024, our officer and director advanced the Company $56,595 to pay expenses. During 2025, our officer and director advanced the Company $116,449 to pay expenses Our officer and director Christopher Campbell is our promoter.

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

	December 31, 2025	December 31, 2024
Audit Fees	$7,150	24,950
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$7,150	24,950

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUND CAVE TECHNOLOGY INC.

/s/ Christopher Campbell
By:	Christopher Campbell
Title:	Chief Executive Officer and sole director, Principal Executive Officer Principal Financial Officer And Principal Accounting Officer

Date	March 21, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Christopher Campbell
By: Christopher Campbell	Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Sole Director	March 21, 2026

SOUND CAVE TECHNOLOGY INC.

Financial Statements

For Years Ended December 31, 2025 and 2024

(expressed in US dollars)

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

Vancouver, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Sound Cave Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Sound Cave Technology, Inc, as of December 31, 2025 and 2024 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for the year then ended.

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

PCAOB ID 6104

Vancouver, Washington

March 21, 2026

Sound Cave Technology Inc. Balance Sheet

	December 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$1,399	$1,332
Advances	200	-
Total current assets	1,599	1,332

Total assets	$1,599	$1,332

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$11,587	$4,625
Due to related party	116,449	56,595
Total current liabilities	128,036	61,220

Total liabilities	$128,036	$61,220

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding as on December 31, 2025 and 2024, respectively.	$-	$-
Common stock: $0.0001 par value, 250,000,000 shares authorized, 10,254,000 and 10,000,000 shares issued and outstanding as on December 31, 2025 and 2024, respectively.	1,025	1,000
Additional paid-in capital	21,675	9,000
Share subscription received	-	12,500
Accumulated other comprehensive loss	(221)	(221)
Accumulated deficit	(148,916)	(82,167)
Total stockholders’ deficit	$(126,437)	$(59,888)

Total liabilities and stockholders' deficit	$1,599	$1,332

 The accompanying notes are an integral part of these financial statements

Sound Cave Technology Inc.
Statement of Operations

	For the year ended December 31, 2025	For the year ended December 31, 2024

REVENUE	$-	$-
OPERATING EXPENSES:
General and administration expenses	24,849	4,694
Professional fees	41,900	44,200
Total operating expenses	$66,749	$48,894

Net loss	$(66,749)	$(48,894)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)
Weighted average number of shares of common stock outstanding - basic and diluted	10,122,844	10,000,000

The accompanying notes are an integral part of these financial statements.

Sound Cave Technology Inc.
Statement of stockholders’ deficit

	Common Stock shares		Additional paid-In	Share subscriptions	Accumulated	Other comprehensive	Total stockholders'
	Shares	Amount	capital	received	deficit	loss	deficit

Balance at December 31, 2023	10,000,000	$1,000	$9,000	$12,500	$(33,273)	$(221)	$(10,994)
Net loss		-	-	-	(48,894)	-	(48,894)
Balance at December 31, 2024	10,000,000	$1,000	$9,000	$12,500	$(82,167)	$(221)	$(59,888)

Balance at December 31, 2024	10,000,000	$1,000	$9,000	$12,500	$(82,167)	$(221)	$(59,888)
Share issued against application money	250,000	25	12,475	(12,500)	-	-	-
Share issued for cash	4,000	0	200	-	-	-	200
Net loss	-	-	-	-	(66,749)	-	(66,749)
Balance at December 31, 2025	10,254,000	$1,025	$21,675	$-	$(148,916)	$(221)	$(126,437)

The accompanying notes are an integral part of these financial statements.

Sound Cave Technology Inc.
Statement of Cash Flows

	For the year ended December 31, 2025	For the year ended December 31, 2024
Cash Flows from Operating Activities:
Net loss	$(66,749)	$(48,894)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilites:
(Increase) in advances	(200)	-
Increase in accounts payable	6,962	3,625
Net cash used in operating activities	$(59,987)	$(45,269)

Cash Flows from Financing Activities:
Proceeds from common stock	200	-
Proceeds from related party debt	59,854	45,138
Net cash provided by financing activities	$60,054	$45,138

Cash Flows from Investing Activities:
Net cash provided by Investing activities	$-	$-

Net increase (decrease) in cash, cash equivalents and restricted cash	67	(131)
Cash, cash equivalents and restricted cash at beginning of the period	1,332	1,463
Cash, cash equivalents and restricted cash at end of the period	$1,399	$1,332

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Share issue for services

The accompanying notes are an integral part of these financial statements.

SOUND CAVE TECHNOLOGY INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Sound Cave Technology Inc. (“the Company”) was incorporated on May 19, 2021, in the State of Wyoming. The Company is in the wearable tech business designing and manufacturing hoodies with embedded sound.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. As a development-stage Company, the Company had no revenues and incurred losses as of December 31, 2025. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the year ended December 31, 2025.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $1,399 and $1,332 cash as of December 31, 2025, and December 31, 2024, respectively.

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

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusively of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of December 31, 2025, there were no differences between our comprehensive loss and net loss.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of December 31, 2025 and December 31, 2024, the Company owed $116,449 and $56,595 respectively to Christopher Campbell, founder and director of the Company, which is unsecured, non-interest bearing, and due on demand.

NOTE 5 – STOCKHOLDERS’ EQUITY

Capital Stock

As of December 31, 2025, and December 31, 2024, the Company’s authorized stock consists of 250,000,000 shares of common stock at a par value of $0.0001 per share and 100,000,000 shares of preferred stock at a par value of $0.0001 per share, respectively.

Preferred Stock

As of December 31, 2025, and December 31, 2024, the Company has no shares of preferred stock issued and outstanding, respectively.

Common Stock

On May 19, 2021, the Company issued a total of 10,000,000 common shares to its founder and Director, Christopher Campbell for services provided to the Company, valued at a price of $0.001 per share.

On July 8, 2025, the Company issued 250,000 common shares at $0.05 per share for proceeds of $12,500, of which were received during the year ended December 31, 2025.

On August 7, 2025, the Company issued 4,000 common shares at $0.05 per share for proceeds of $200, of which were received during the year ended December 31, 2025.

As of December 31, 2025, and December 31, 2024, the Company has 10,254,000 and 10,000,000 shares of common stock issued and outstanding, respectively.

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

NOTE 6 – INCOME TAXES

For the year ended December 31, 2025, the Company has incurred net losses and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $148,916 at December 31, 2025, and will expire beginning in the year 2037.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 21% to the net loss before provision for income taxes as follows:

	For the year ended December 31, 2025	For the year ended December 31, 2024
Income tax expense (benefit) at statutory rate	(14,017)	(10,268)
Change in valuation allowance	14,017	10,268
Income tax expense	-	-

Net deferred tax assets consist of the following components as of December 31, 2025, and 2024:

	December 31, 2025	December 31, 2024
Gross deferred tax asset	31,272	17,255
Valuation allowance	(31,272)	(17,255)
Net deferred tax asset	-	-

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the year ended December 31, 2025	For the year ended December 31, 2024
Statutory Federal Income Tax Rate	21%	21%
Nontaxable permanent differences	-	-
Change in valuation allowance	(21%)	(21%)
Income tax provision	-	-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $148,916 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited to use in future years.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of December 31, 2025.

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated and herewith reported all events or transactions that occurred after December 31, 2025, through the date of March 21, 2026.

During January 2026, Director of the Company Christopher Campbell provided working capital of $2,100 towards the edgar filing fees $750 and stock transfer agent fees $1,370.

During February 2026, Director of the Company Christopher Campbell provided working capital of $8,750 towards the audit fees $5,250, KAP consulting services $2,500, accounting fees $1,000.

