Form 10-Q
period 2026-03-31
Sound Cave Technology Inc.
filed 2026-05-06
CIK 1912540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

March 31, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the Registrant’s common stock, par value $0.0001 per share, outstanding as of May 5, 2026 was 10,254,000

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

Sound Cave Technology Inc.
Balance Sheet (Unaudited)

	March 31, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$1,366	$1,399
Advances	200	200
Total current assets	1,566	1,599

Total assets	$1,566	$1,599

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$14,987	$11,587
Due to related party	128,912	116,449
Total current liabilities	143,899	128,036

Total liabilities	$143,899	$128,036

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding as on March 31, 2026 and December 31, 2025, respectively.	$-	$-
Common stock: $0.0001 par value, 250,000,000 shares authorized, 10,254,000 and 10,000,000 shares issued and outstanding as on March 31, 2026 and December 31, 2025, respectively.	1,025	1,025
Additional paid-in capital	21,675	21,675
Share subscription received	-	-
Accumulated other comprehensive loss	(221)	(221)
Accumulated deficit	(164,812)	(148,916)
Total stockholders’ deficit	$(142,333)	$(126,437)

Total liabilities and stockholders' deficit	$1,566	$1,599

The accompanying notes are an integral part of these unaudited financial statements.

Sound Cave Technology Inc.
Statement of Operations (Unaudited)

	For the three months ended March 31, 2026	For the three months ended March 31, 2025

REVENUE	$-	$-
OPERATING EXPENSES:
General and administration expenses	2,146	3,408
Professional fees	13,750	13,950
Total operating expenses	$15,896	$17,358

Net loss	$(15,896)	$(17,358)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares of common stock outstanding - basic and diluted	10,254,000	10,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Sound Cave Technology Inc.
Statement of stockholders’ deficit (Unaudited)

	Common Stock shares		Additional paid-In	Share subscriptions	Accumulated	Other comprehensive	Total stockholders'
	Shares	Amount	capital	received	deficit	loss	deficit
For the three months ended March 31, 2026

Balance at December 31, 2025	10,254,000	$1,025	$21,675	$-	$(148,916)	$(221)	$(126,437)
Net loss					(15,896)	-	(15,896)
Balance at March 31, 2026	10,254,000	$1,025	$21,675	$-	$(164,812)	$(221)	$(142,333)

For the three months ended March 31, 2025

Balance at December 31, 2024	10,000,000	$1,000	$9,000	$12,500	$(82,167)	$(221)	$(59,888)
Net loss					(17,358)		(17,358)
Balance at March 31, 2025	10,000,000	$1,000	$9,000	$12,500	$(99,525)	$(221)	$(77,246)

The accompanying notes are an integral part of these unaudited financial statements.

Sound Cave Technology Inc.
Statement of Cash Flows (Unaudited)

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Cash Flows from Operating Activities:
Net loss	$(15,896)	$(17,358)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilites:
(Increase) in advances	-	(200)
Increase in accounts payable	3,400	6,500
Net cash used in operating activities	$(12,496)	$(11,058)

Cash Flows from Financing Activities:
Proceeds from related party debt	12,463	11,025
Net cash provided by financing activities	$12,463	$11,025

Cash Flows from Investing Activities:
Net cash provided by Investing activities	$-	$-

Net increase (decrease) in cash, cash equivalents and restricted cash	(33)	(33)
Cash, cash equivalents and restricted cash at beginning of the period	1,399	1,332
Cash, cash equivalents and restricted cash at end of the period	$1,366	$1,299

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Share issue for services

The accompanying notes are an integral part of these unaudited financial statements.

SOUND CAVE TECHNOLOGY INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Sound Cave Technology Inc. (“the Company”) was incorporated on May 19, 2021, in the State of Wyoming. The Company is in the wearable tech business designing and manufacturing hoodies with embedded sound.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. As a development-stage Company, the Company had no revenues and incurred losses as of March 31, 2026. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The results for the three months ended March 31, 2026, are not necessarily indicative of the results of operations for the full year. These financial statements and the related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2025, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2026 and for the related periods presented.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $1,366 and $1,399 cash as of March 31, 2026, and December 31, 2025, respectively.

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

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusively of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of March 31, 2026, there were no differences between our comprehensive loss and net loss.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2026, the Director of the Company contributed $12,464 towards operating expenses.

As of March 31, 2026 and December 31, 2025, the Company owed $128,912 and $116,449 respectively to Christopher Campbell, founder and director of the Company, which is unsecured, non-interest bearing, and due on demand.

NOTE 5 – STOCKHOLDERS’ EQUITY

Capital Stock

As of March 31, 2026, and December 31, 2025, the Company’s authorized stock consists of 250,000,000 shares of common stock at a par value of $0.0001 per share and 100,000,000 shares of preferred stock at a par value of $0.0001 per share, respectively.

Preferred Stock

As of March 31, 2026, and December 31, 2025, the Company has no shares of preferred stock issued and outstanding, respectively.

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

As of March 31, 2026, and December 31, 2025, the Company has 10,254,000 and 10,254,000 shares of common stock issued and outstanding, respectively.

NOTE 6 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after April 01, 2026, through May 5, 2026 and determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period from April 01, 2026, through May 5, 2026.

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

As of March 31, 2026, we had a cash balance and total assets of $1,566 compared to cash and total assets of $1,599 as of December 31, 2025. The increase in cash and total assets was due to a increase in advance and a decrease in financing and operating activity. As of March 31, 2026, and December 31, 2025, we had total liabilities of $143,899 and $128,036 respectively. The increase in liabilities was due to related parties payments.

Our working capital deficit was $142,333 as of March 31, 2026 compared to $126,437 as of December 31, 2025. The increase in the working capital deficit was due to the decrease in cash balance as of March 31, 2026.

Results of Operations

For the three months ended March 31, 2026 and 2025

During the three months ended March 31, 2026, we incurred $15,896 of operating expenditure comprised of general and administrative expenses of $2,146 and professional fees of $13,750. During the three months ended March 31, 2025, we incurred $17,358 of operating expenditure comprised of general and administrative expenses of $3,408 and professional fees of $13,950.

Cash Flows

During the three months ended March 31, 2026, we used $12,496 cash for operating activities. For the three months ended March 31 2025, we used $11,058.

During the three months ended March 31, 2026, net cash provided by financing activities is $12,463. Company received $12,463 from the President and Director towards Company operating expenses. During the three months ended March 31 2025, net cash provided by financing activities of $11,025. Company received $11,025 from the President and Director towards Company operating expenses.

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

The financial statements as of and for the three months ended March 31, 2026 included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, has a working capital deficit of $142,333 and has an accumulated deficit of $164,812. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were effective as of March 31, 2026.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended March 31, 2026. Michael Gillespie & Associates, PLLC, our independent auditors, were not required and have not performed an assessment of our internal controls over financial reporting for effectiveness.

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

SOUND CAVE TECHNOLOGY INC.

Date: May 5, 2026	By:	/s/ Christopher Campbell
Christopher Campbell - Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

